Form 10-Q
period 1995-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1995-05-16
CIK 762848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended       March 31, 1995



                                      or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from              to


     Commission File Number   0-14481

                       Brauvin Real Estate Fund L.P. 5
     (Exact name of registrant as specified in its charter)

              Delaware                               36-3432071
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

150 South Wacker Drive, Chicago, Illinois               60606
(Address of principal executive offices)             (Zip Code)

                               (312) 443-0922
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No    .

                       BRAUVIN REAL ESTATE FUND L.P. 5

                                   INDEX



                                                               Page

PART I   Financial Information

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . 3

         Consolidated Balance Sheets at March 31, 1995
         and December 31, 1994. . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Operations for the
         three months ended March 31, 1995 and 1994 . . . . . . 5

         Consolidated Statement of Partners' Capital
         for the period January 1,1995 to March 31, 1995. . . . 6

         Consolidated Statements of Cash Flows for
         the three months ended March 31, 1995 and 1994 . . . . 7

         Notes to Consolidated Financial Statements . . . . . . 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .10

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .12

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .12

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .12

Item 4.  Submissions of Matters to a Vote of Security Holders .12

Item 5.  Other Information. . . . . . . . . . . . . . . . . . .12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .13

                        PART I - FINANCIAL INFORMATION



ITEM 1.   Financial Statements

   Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1995, Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994, Consolidated Statement of Partners' Capital for the period January 1, 1995 to March 31, 1995 and Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                        BRAUVIN REAL ESTATE FUND L.P. 5
                        (a Delaware limited partnership)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  March 31, 1995   December 31, 1994
ASSETS
Cash and cash equivalents            $  217,867        $ 106,289
Cash held by receiver                    64,072               --
Tenant receivables (net of
 allowance of $6,395 and $3,095,
 respectively)                           41,916           93,422
Escrow and other deposits                27,404           83,199
Other assets                              9,859           13,126
Investment in affiliated
 joint venture                          689,925          712,179
Deposit with title company            2,918,479        2,929,581
                                      3,969,522        3,937,796
Investment in real estate, at cost:
 Land                                 3,716,151        3,716,151
 Buildings                           15,353,131       15,341,631
                                     19,069,282       19,057,782
 Less: accumulated depreciation      (4,205,154)      (4,103,727)
Total investment in real
  estate, net                        14,864,128       14,954,055
   Total Assets                     $18,833,650      $18,891,851

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses$  563,181      $   602,607
Due to affiliates                        22,686           25,988
Security deposits                        60,910           56,772
Note payable                          2,918,479        2,929,581
Mortgages payable                    11,407,275       11,427,743
   Total Liabilities                 14,972,531       15,042,691

Minority Interest in Sabal Palm       1,015,584        1,019,775
Minority Interest  (deficit)
 in the Annex of Schaumburg            (233,753)        (231,115)

Partners' Capital
General Partners                        (35,051)         (35,239)
Limited Partners (9,914.5 limited
 partnership units issued and
 outstanding)                         3,114,339        3,095,739
   Total Partners' Capital            3,079,288        3,060,500
   Total Liabilities and
     Partners' Capital              $18,833,650      $18,891,851

          See notes to consolidated financial statements(unaudited).

                        BRAUVIN REAL ESTATE FUND L.P. 5
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1995 and 1994
                                 (UNAUDITED)

                                           1995         1994

INCOME
Rental                                    $524,082     $591,904
Interest                                     2,108        1,034
Other, primarily expense reimbursements    114,506      148,446

  Total income                             640,696      741,384

EXPENSES
Mortgage and other interest                165,927      280,155
Depreciation                               101,427      112,313
Real estate taxes                          154,700      169,200
Repairs and maintenance                      2,925       30,532
Other property operating                    72,690       69,549
General and administrative                  52,414       61,552

  Total expenses                           550,083      723,301

Income before affiliated joint venture
  participation and minority interests      90,613       18,083

Equity interest in affiliated joint
  venture's net loss                       (22,254)     (23,755)

Minority interest's share of Sabal
  Palm's net income                        (52,209)     (43,506)

Minority interest's share of the
  Annex's net loss                           2,638       24,037

Net Income (Loss)                         $ 18,788    $ (25,141)

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP INTEREST (9,914.5 UNITS): $     1.88  $     (2.51)





          See notes to consolidated financial statements (unaudited).

                        BRAUVIN REAL ESTATE FUND L.P. 5
                        (a Delaware limited partnership)

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                For the Period January 1, 1995 to March 31, 1995
                                 (UNAUDITED)


                                  General      Limited
                                   Partners     Partners      Total

BALANCE at January 1, 1995       $(35,239)   $3,095,739     $3,060,500

Net income                            188        18,600         18,788

BALANCE at March 31, 1995        $(35,051)   $3,114,339     $3,079,288

           See notes to consolidated financial statements(unaudited).

                        BRAUVIN REAL ESTATE FUND L.P. 5
                        (a Delaware limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994
                                 (UNAUDITED)
                                                 1995            1994
Cash Flows From Operating Activities:
Net income (loss)                              $ 18,788       $(25,141)
Adjustments to reconcile net income(loss)
 to net cash provided by operating activities:
Equity interest in affiliated joint
 venture's net loss                              22,254         23,755
Minority interest's share of Sabal
 Palm's net income                               52,209         43,506
Minority interest's share of the
 Annex's net loss                                (2,638)       (24,037)
Provision for doubtful accounts                   3,300         16,500
Depreciation                                    101,427        112,313
Amortization                                      1,195         14,710
Normalized rental revenue                        (3,297)         5,307
Changes in operating assets and liabilities:
 Decrease (increase) in tenant receivables       51,503        (53,188)
 Increase in other assets                        (1,120)       (14,808)
 Decrease (increase) in escrow and other
   deposits                                      55,795        (82,314)
 Increase in cash held by receiver              (64,072)            --
 (Decrease) increase in accounts payable
    and accrued expenses                        (39,426)       125,784
 (Decrease) increase in due from affiliates        (110)         7,240
 Increase in tenant security deposits             4,138            167
Net cash provided by operating activities       199,946        149,794

Cash Flows From Investing Activities:
Capital expenditures                            (11,500)            --
Cash contribution to joint venture                   --        (16,800)
Cash distribution to minority partner-
 Sabal Palm                                     (56,400)       (44,650)
Cash contribution from minority partner-Annex        --          4,600
Net cash used in investing activities           (67,900)       (56,850)

Cash Flows From Financing Activities:
Repayment of mortgages                          (20,468)       (20,012)
Repayment of note payable                       (11,102)       (11,102)
Decrease in deposit with title company           11,102         11,102
Net cash used in financing activities           (20,468)       (20,012)

Net increase in cash and cash equivalents       111,578         72,932
Cash and cash equivalents at beginning of
period                                          106,289         66,577
Cash and cash equivalents at end of period    $ 217,867      $ 139,509

       See notes to consolidated financial statements (unaudited).

                        BRAUVIN REAL ESTATE FUND L.P. 5
                        (a Delaware limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended
December 31, 1994.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Reclassifications

       Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)    MORTGAGES PAYABLE

        On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including September 1, 1995 (the "Forbearance Period"). During the Forbearance
Period the terms and conditions shall remain unchanged. The General Partners are pursuing alternative financing, however there is no assurance that the General Partners will be successful. If the General Partners are unsuccessful in their efforts to obtain financing the Partnership would sustain a loss upon foreclosure as the carrying value of the property exceeds the carrying value of the debt. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The carrying value of Crown Point at March 31, 1995, approximates $4,632,000, which exceeds the carrying value of the debt by approximately $1,398,000 at March 31, 1995.

     On August 23, 1994, the Brauvin/The Annex of Schaumburg (the "Joint Venture") filed a voluntary petition for bankruptcy (Chapter 11) in the
United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the protection of
the property from its creditors.   Also on February 10, 1995, AUSA Life
Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver will have full power and authority to operate, manage and conserve the Annex pursuant to the order. On February
15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. If the Joint Venture did not answer on or before March 17, 1995, default may be entered against the Joint Venture and a judgement in accordance with the request for relief. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex is scheduled to be held on May 10, 1995. The equity in joint venture's loss for the three months ended March 31, 1995, does not include any other adjustments that might result from the outcome of the foreclosure action by AUSA.

(4)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or its affiliates for the three months ended March 31, 1995 and 1994, were as follows:

                                           1995           1994

 Management fees                         $34,675       $40,336

 Reimbursable office expenses             25,621        33,642


  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $4,580 for legal services, as of March 31, 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash reserves, cash flow from the properties and the refinancing of Crown Point.

  On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee, (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including September 1, 1995 (the "Forbearance Period"). During the Forbearance Period the terms and conditions shall remain unchanged. The General Partners are pursuing alternative financing, however there is no assurance that the General Partners will be successful. If the General Partners are unsuccessful in their efforts to obtain financing, the Partnership would sustain a loss upon foreclosure as the carrying value of the property exceeds the carrying value of the debt.

  On August 23, 1994, the Brauvin/The Annex of Schaumburg (the "Joint Venture") filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the protection of
the property from its creditors.   Also on February 10, 1995, AUSA Life
Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver will have full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. If the Joint Venture did not answer on or before March 17, 1995, default may be entered against the Joint Venture and a judgement in accordance with the request for relief. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex is scheduled to be held on May 10, 1995.

  Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates and refinancing of the Sabal Palm mortgage when it matures.

  The occupancy level at Crown Point at March 31, 1995 and at December 31, 1994 was 95%. The Partnership is continuing to work to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the three months ended March 31, 1995.

  Strawberry Fields continued to generate negative cash flow for the
three months ended March 31, 1995.   The occupancy level at Strawberry
Fields at March 31, 1995 was 85% compared to 78% at December 31, 1994.

  At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 99% at March 31, 1995 and December 31, 1994. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

  The General Partners of the Partnership expects to distribute proceeds from operations, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations - Three Months Ended March 31, 1995 and 1994
  (Amounts rounded to 000's)

  The Partnership generated net income of $19,000 in the first quarter of 1995 as compared to a net loss of $25,000 in 1994. The $44,000 increase in net income resulted primarily from a $114,000 decrease in mortgage and other interest, which was partially offset by a decline in rental income of $68,000.

  First quarter total income was $641,000 in 1995 as compared to $741,000 in 1994, a decrease of $100,000. This decrease of $100,000 was primarily a result of a $61,000 decrease in rental income and a $68,000 decrease in other income (primarily tenant expense reimbursements) at the Annex of Schaumburg (the "Annex"). The decrease in rental and other income at the Annex is primarily the result of a decline in occupancy from 61% at March 31, 1994 to 56% at March 31, 1995.

  First quarter expenses were $550,000 in 1995 as compared to $723,000 in 1994, a decrease of $173,000. The decrease in total expenses of $173,000 was primarily a result of $114,000 decrease in mortgage and other interest, a $28,000 decrease in repairs and maintenance, and a $11,000 decrease in depreciation expense. The decrease in mortgage and other interest is the result of the cessation of mortgage interest expense at the Annex due to the foreclosure action against the Joint Venture. Repairs and maintenance and depreciation expenses also declined primarily as a result of the current foreclosure action and the prior year impairment charges against the Annex property. The repairs and maintenance, and depreciation expenses decreased at the Annex by $26,000 and $12,000, respectively.

                        PART II - OTHER INFORMATION


     ITEM 1.     Legal Proceedings.

                 None.

     ITEM 2.     Changes in Securities.

                 None.

     ITEM 3.     Defaults Upon Senior Securities.

                 None.

     ITEM 4.     Submission Of Matters To a Vote of Security Holders.

                 None.

     ITEM 5.     Other Information.

                 None.

     ITEM 6.     Exhibits and Reports On Form 8-K.

                 The Partnership filed the following report on Form 8-K during the three months ended March 31, 1995:

             1. On March 1, 1995, the Partnership filed Form 8-K dated February 15, 1995 which reported as Item 3 the appointment of a receiver for Brauvin/The Annex of Schaumburg.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          BY:   Brauvin Ventures, Inc.
                                Corporate General Partner of
                                Brauvin Real Estate Fund L.P. 5



                                BY:  /s/ Jerome J. Brault
                                     Jerome J. Brault
                                     Chairman of the Board of
                                     Directors and President

                                DATE: May 12, 1995



                                BY:  /s/ Thomas J. Coorsh
                                     Thomas J. Coorsh
                                     Chief Financial Officer and Treasurer

                                DATE: May 12, 1995