Form 10-Q/A
period 1995-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1995-07-13
CIK 762848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A



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

          Exhibit 27 - Financial Data Schedule.

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

                                DATE: July 13, 1995



                                BY:  /s/ Thomas J. Coorsh
                                     Thomas J. Coorsh
                                     Chief Financial Officer and Treasurer

                                DATE: July 13, 1995