Form 10-Q
period 1995-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1995-08-14
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended       June 30, 1995


                                or

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

                 BRAUVIN REAL ESTATE FUND L.P. 5

                             INDEX
                                                           Page

PART I  Financial Information

Item 1. Financial Statements                                 3

        Consolidated Balance Sheets at June 30, 1995 and
        December 31, 1994                                    4
        Consolidated Statements of Operations for the Six
        Months Ended June 30, 1995 and 1994                  5
        Consolidated Statements of Operations for the
        Three Months Ended June 30, 1995 and 1994            6
        Consolidated Statement of Partners' Capital for
        the Period January 1, 1995 to June 30, 1995          7
        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1995 and 1994              8
        Notes to Consolidated Financial Statements           9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                11

PART II Other Information

Item 1. Legal Proceedings                                   14

Item 2. Changes in Securities                               14

Item 3. Defaults Upon Senior Securities                     14

Item 4. Submissions of Matters to a Vote of
        Security Holders                                    14

Item 5. Other Information                                   14

Item 6. Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                  15

                  PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

   Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1995, Consolidated Statements of Operations for the six and three months ended June 30, 1995 and 1994, Consolidated Statement of Partners' Capital for the period January 1, 1995 to June 30, 1995 and Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS


                                 June 30, 1995  December 31, 1994
                                   (Unaudited)        (Audited)
ASSETS
Cash and cash equivalents         $   182,947       $   106,289
Tenant receivables (net of
     allowance of $6,156 and
     $3,095, respectively  )           51,455            93,422
Escrow and other deposits              61,986            83,199
Other assets                           10,466            13,126
Investment in affiliated joint
     venture                          671,326           712,179
Deposit with title company                 --         2,929,581
                                      978,180         3,937,796
Investment in real estate, at cost:
 Land                               2,411,849         3,716,151
 Buildings                         10,018,095        15,341,631
                                   12,429,944        19,057,782
 Less: accumulated depreciation    (2,648,409)       (4,103,727)
Total investment in real estate,
     net                            9,781,535        14,954,055
   Total Assets                   $10,759,715       $18,891,851

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued
expenses                        $     109,524     $     602,607
Due to affiliates                       5,886            25,988
Security deposits                      37,760            56,772
Note payable                               --         2,929,581
Mortgages payable                   6,345,275        11,427,743
   Total Liabilities                6,498,445        15,042,691

Minority Interest in Sabal Palm     1,020,095         1,019,775

Minority Interest(deficit)in the
 Annex of Schaumburg                       --          (231,115)

Partners' Capital
General Partners                      (33,432)          (35,239)
Limited Partners (9,914.5
 limited partnership
 units issued and outstanding)    3,274,607         3,095,739
   Total Partners' Capital        3,241,175         3,060,500

   Total Liabilities and
     Partners' Capital          $10,759,715       $18,891,851

See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 1995 and 1994
                               (UNAUDITED)

                                          1995        1994
INCOME
Rental                                  $881,232     $952,895
Interest                                   4,477        2,106
Other, primarily expense reimbursements  185,029      349,604

  Total income                         1,070,738    1,304,605

EXPENSES
Mortgage and other interest              319,206      578,518
Depreciation                             184,974      224,626
Real estate taxes                       (250,185)     338,400
Repairs and maintenance                   23,584       32,636
Other property operating                  77,760      128,973
General and administrative               102,873      107,796
Provision for investment property
     impairment                        2,649,046           --

  Total expenses                       3,107,258    1,410,949

Loss before affiliated joint
     venture participation, minority
     interests and extraordinary item (2,036,520)    (106,344)

Equity interest in affiliated joint
     venture's net loss                  (40,853)     (38,328)

Minority interest's share of Sabal
     Palm's net income                   (56,720)     (44,398)

Minority interest's share of Annex's
      net (income) loss                 (231,115)      83,196

Loss before extraordinary item        (2,365,208)    (105,874)

Extraordinary gain on extinguishment
      of Annex debt                    2,545,883           --

Net Income (Loss)                   $   180,675   $ (105,874)

Net Income (Loss) Per Limited
     Partnership Interest
     (9,914.5 Units):                    $18.04      $(10.57)




See notes to consolidated financial statements (unaudited).

                     BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 1995 and 1994
                               (UNAUDITED)

                                         1995          1994

INCOME
Rental                              $   357,150  $   360,991
Interest                                  2,369        1,072
Other, primarily expense reimbursements  70,523      201,158

  Total income                          430,042      563,221

EXPENSES
Mortgage and other interest             153,279      298,363
Depreciation                             83,547      112,313
Real estate taxes                      (404,885)     169,200
Repairs and maintenance                  20,659        2,104
Other property operating                  5,070       59,424
General and administrative               50,459       46,244
Provision for investment property
     impairment                       2,649,046           --

  Total expenses                      2,557,175      687,648

Loss before affiliated joint
     venture participation,
     minority interests and
     extraordinary item              (2,127,133)    (124,427)

Equity interest in affiliated joint
      venture's net loss                (18,599)     (14,573)

Minority interest's share of Sabal
      Palm's net income                  (4,511)        (892)

Minority interest's share of the
      Annex's net (income) loss        (233,753)      59,159

Loss before extraordinary item       (2,383,996)     (80,733)

Extraordinary gain on extinguishment
      of Annex debt                  2,545,883        --

Net Income (Loss)                  $   161,887   $  (80,733)

Net Income (Loss) Per Limited
     Partnership Interest
     (9,914.5 Units):                   $16.16       $(8.06)



See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
              For the Period January 1, 1995 to June 30, 1995
                               (UNAUDITED)

                             General     Limited
                             Partners     Partners          Total


BALANCE at January 1, 1995 $(35,239)   $3,095,739     $3,060,500

Net income                    1,807       178,868        180,675

BALANCE at June 30, 1995   $(33,432)   $3,274,607     $3,241,175



























See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1995 and 1994
                               (UNAUDITED)

                                             1995           1994
Cash Flows From Operating Activities:
Net income (loss)                    $    180,675     $ (105,874)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Provision for investment
      property impairment               2,649,046             --
Extraordinary gain on extinguishment
      of Annex debt                    (2,545,883)            --
Equity interest in affiliated joint
      venture's net loss                   40,853         38,328
Minority interest's share of Sabal
      Palm's net income                    56,720         44,398
Minority interest's share of the
      Annex's net income (loss)           231,115        (83,196)
Provision for doubtful accounts             7,226        (22,431)
Depreciation                              184,974        223,367
Amortization                                2,390          1,259
Normalized rental revenue                   1,130         10,613
Changes in operating assets and liabilities:
 Decrease (increase) in tenant
      receivables                          33,611        (95,968)
 Decrease (increase) in other assets          270        (60,553)
 Decrease in escrow and other deposits     21,213             --
 (Decrease) increase in accounts
      payable and accrued expenses       (493,083)         61,664
 (Decrease) increase in due to
      affiliates                          (20,102)         28,159
 (Decrease) increase in tenant
      security deposits                   (19,012)          4,635
Net cash provided by operating
      activities                          331,143          44,401

Cash Flows From Investing Activities:
Capital expenditures                      (11,500)            --
Cash contribution to joint venture             --        (16,800)
Cash distribution to minority
      partner-Sabal Palm                 (56,400)       (76,845)
Cash used in investing activities        (67,900)       (93,645)

Cash Flows From Financing Activities:
Repayment of mortgages                  (186,585)       (57,034)
Repayment of note payable             (2,929,581)       (22,205)
Decrease in deposit with title company 2,929,581         22,205
Net cash used in financing activities   (186,585)       (57,034)

Net increase (decrease)
 in cash and cash equivalents             76,658       (106,278)
Cash and cash equivalents at
 beginning of period                     106,289        140,230
Cash and cash equivalents at
 end of period                        $  182,947     $   33,952

See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Reclassifications

   Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)  MORTGAGES PAYABLE

   On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including September 1, 1995 (the "Forbearance Period"). During the Forbearance Period the terms and conditions will remain unchanged. The General Partners are pursuing alternative financing. However, there is no assurance that the General Partners will be successful. If the General Partners are unsuccessful in their efforts to obtain financing, the Partnership would sustain a loss upon foreclosure as the carrying value of the property exceeds the carrying value of the debt. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The carrying value of Crown Point at June 30,1995, approximates $4,599,000, which exceeds the carrying value of the debt by approximately $1,378,000 at June 30, 1995.

   On August 23, 1994, the Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the protection of the property from its creditors. Also on February 10, 1995, AUSA Life Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Joint Venture's property (the "Annex") pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. The Joint Venture did not answer on or before March 17, 1995. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA. As a result of these transactions, the Joint Venture recorded a $2,649,000 provision for investment property impairment to reduce the Annex property to its estimated fair market value. In addition, the Joint Venture recorded an extraordinary gain on the extinguishment of debt in the amount of $2,546,000, which was the net amount of the $2,350,000 fair market value of the Annex property and the mortgage payable of $4,896,000. Additionally, the Joint Venture had a final closing of its accounting records which resulted in the reversal of accrued revenue and expenses. The major items reversed were rental income, $34,000; real estate taxes, $439,000; and property operating expenses, $64,000.

     Also, in connection with the foreclosure of the Annex property, AUSA repaid the $2,929,581 note payable held by John Hancock Mutual Life Insurance Company (the "Lender"). In 1986 Stewart Title Company (the "Title Company") assumed responsibility for making the debt payments on this note payable. In January 1994, when the note was extended and the interest rate modified, the Title Company and the Joint Venture agreed to equally share in the 2.5% interest savings until the August 1, 1995 maturity. This interest savings plus the monthly defeasance payments not received since January 1995 will be netted against payments made by the Title Company for real estate taxes on the Annex. The repayment of the note payable had no effect on the Joint Venture since it was recorded as a deposit to the Title Company and as a note payable to the Lender in the financial statements.

(4)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or its affiliates for the six months ended June 30, 1995 and 1994, were as follows:

                                     1995               1994

   Management fees                  $53,525             $88,790
   Reimbursable offIce expenses     51,226              50,452
   Legal Fees                         3,275                 417


   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates,except for $3,028 for legal services, as of June 30, 1995.

ITEM 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash reserves, cash flow from the properties and the refinancing of Crown Point.

     On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee, (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including September 1, 1995 (the "Forbearance Period"). During the Forbearance Period the terms and conditions will remain unchanged. The General Partners are pursuing alternative financing. However, there is no assurance that the General Partners will be successful. If the General Partners are unsuccessful in their efforts to obtain financing, the Partnership would sustain a loss upon foreclosure as the carrying value of the property exceeds the carrying value of the debt.

    On August 23, 1994, the Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy effectively eliminating the
protection of the property from its creditors.   Also on February
10, 1995, AUSA Life Insurance Company ("AUSA") filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995 the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Joint Venture's property (the "Annex") pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture had until March 17, 1995 to file an answer to the amended notice. The Joint Venture did not answer on or before March 17, 1995. On April 3, 1995, a judgment of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA. As a result of these transactions, the Joint Venture recorded a $2,649,000 provision for investment property impairment to reduce the Annex property to its estimated fair market value. In addition, the Joint Venture recorded an extraordinary gain on the extinguishment of debt in the amount of $2,546,000, which was the net amount of the $2,350,000 fair market value of the Annex property and the mortgage payable of $4,896,000. Additionally,the Joint Venture had a final closing of its accounting records which resulted in the reversal of accrued revenue and expenses. The major items reversed were rental income, $34,000; real estate taxes, $439,000; and property operating expenses, $64,000.

    Also, in connection with the foreclosure of the Annex property, AUSA repaid the $2,929,581 note payable held by John Hancock Mutual Life Insurance Company (the "Lender"). In 1986 Stewart Title Company (the "Title Company") assumed responsibility for making the debt payments on this note payable. In January 1994, when the note was extended and the interest rate modified, the Title Company and the Joint Venture agreed to equally share in the 2.5% interest savings until the August 1, 1995 maturity. This interest savings plus the monthly defeasance payments not received since January 1995 will be netted against payments made by the Title Company for real estate taxes on the Annex. The repayment of the note payable had no effect on the Joint Venture since it was recorded as a deposit to the Title Company and as a note payable to the Lender in the financial statements.

    Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates and refinancing of the Sabal Palm mortgage when it matures on February 1, 1997.

    The occupancy level at Crown Point at June 30, 1995 was 95% and at December 31, 1994 was 95%. The Partnership is continuing to work to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the six months ended June 30, 1995.

    Strawberry Fields continued to generate positive cash flow
for the six months ended June 30, 1995.   The occupancy level at
Strawberry Fields at June 30, 1995 was 82% compared to 78% at
December 31, 1994.

    At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 99% at June 30, 1995 and 99% at December 31, 1994. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

    The General Partners of the Partnership expect to distribute proceeds from operations, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations - Six Months Ended June 30, 1995 and 1994
    (Amounts rounded to 000's)

    The Partnership generated net income of $181,000 for the six months ended June 30, 1995 as compared to a net loss of $106,000 for the six months ended June 30, 1994. The $287,000 increase in net income resulted primarily from the recording of the Partnership's share of the extraordinary gain on extinguishment of the Annex's debt and the final closing of the Joint Venture's accounting records.

    Total income for the six months ended June 30, 1995 was $1,071,000, as compared to $1,305,000 for the six months ended June 30, 1994, a decrease of $234,000. This decrease of $234,000 was primarily a result of decreases in the Annex's rental and other income of $94,000 and $113,000, respectively. The decreases in rental and other income at the Annex were also attributable to the comparing of the six months of income in 1994 to four and a half months of income in 1995, in addition to the final closing of the Joint Venture's accounting records.

     Total expenses for the six months ended June 30, 1995 were $3,107,000,as compared to $1,411,000 in 1994, an increase of $1,696,000. The $1,696,000 increase in total expenses primarily resulted from the provision for investment property impairment at the Annex of $2,649,000. This provision was offset by decreases in the Annex's mortgage and other interest, real estate taxes and operating expenses of $254,000, $573,000 and $62,000, respectively. These decreases were also attributable to the final closing of the Joint Venture's accounting records upon the foreclosure and the comparison of six months of expenses in 1994 to four and a half months of expense in 1995.


Results of Operations - Three Months Ended June 30, 1995 and 1994
    (Amounts rounded to 000's)

    The Partnership generated net income of $162,000 for the three months ended June 30, 1995 as compared to a net loss of $81,000 in 1994. The $243,000 increase in net income was primarily associated with the recording of the Partnership's share of the extraordinary gain on the extinguishment of debt on the Annex and the final closing of the Joint Venture's accounting records.

    Total income for the three months ended June 30, 1995 and 1994 was $430,000 and $563,000, respectively, a decrease of $133,000. This decrease of $133,000 was primarily a result of decreases at the Annex of $67,000 in rental income and $62,000 in other income. This decrease in rental and other income can primarily be attributed to the comparison of three months of Annex income in 1994 as opposed to one and a half months of income in 1995. Also contributing to the decrease in total income is the reversal of accrued income at the Annex as a result of the final closing of the Joint Venture's accounting records.

     Total expenses were $2,557,000 for the three months ended June 30, 1995 as compared to $688,000 for the same period in 1994. The increase in total expenses of $1,869,000 resulted primarily from the provision for investment property impairment of $2,649,000, which was recorded in conjunction with the Annex foreclosure. The increase in total expenses were due to the recording of the provision for property impairment at the Annex and were partially offset by decreases at the Annex in mortgage and other interest,real estate taxes and operating expenses of $142,000, $562,000 and $59,000,respectively. These decreases were the result of the final closing of the Joint Venture's accounting records upon the foreclosure of the Annex and the recording of three months of expenses in 1994 as opposed to one and a half months of expenses in 1995.

                        PART II - OTHER INFORMATION


  ITEM 1. Legal Proceedings.

            None.

  ITEM 2. Changes in Securities.

            None.

  ITEM 3. Defaults Upon Senior Securities.

            None.

  ITEM 4. Submission Of Matters To a Vote of Security Holders.

            None.

  ITEM 5. Other Information.

            None.

  ITEM 6. Exhibits and Reports On Form 8-K.

          Exhibit 27.  Financial Data Schedule

          The Partnership filed the following report on Form 8-K during the three months ended June 30, 1995:

            1. On May 24, 1995, the Partnership filed Form 8-K
               dated May 10, 1995, which reported as Item 2, the disposition of Annex of Schaumburg as a result of a foreclosure sale.

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

               DATE:     August 11, 1995



               BY:  /s/ Thomas J. Coorsh

                    Thomas J. Coorsh
                    Chief Financial Officer and Treasurer

               DATE:     August 11, 1995