Form 10-Q
period 1995-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1995-11-13
CIK 762848

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended     September 30, 1995

                                  or

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

                    BRAUVIN REAL ESTATE FUND L.P. 5

                                 INDEX

                                                                   Page

PART I   Financial Information

Item 1.  Financial Statements . . . . . . . . . . . . . . . . .         3

         Consolidated Balance Sheets at September 30, 1995
         and December 31, 1994. . . . . . . . . . . . . . . . .         4

         Consolidated Statements of Operations for the Nine
         Months Ended September 30, 1995 and 1994 . . . . . . .         5

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1995 and 1994 . . . . . . .         6

         Consolidated Statement of Partners' Capital for the
         Period January 1, 1995 to September 30, 1995 . . . . .         7

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1995 and 1994 . . . . . . .         8

         Notes to Consolidated Financial Statements . . . . . .         9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .        12

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .        16

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .        16

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .        16

Item 4.  Submissions of Matters to a Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . . . .        16

Item 5.  Other Information. . . . . . . . . . . . . . . . . . .        16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .        16

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . .        17

                    PART I - FINANCIAL INFORMATION



ITEM 1.   Financial Statements

   Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1995, Consolidated Statements of Operations for the nine and three months ended September 30, 1995 and 1994, Consolidated Statement of Partners' Capital for the period January 1, 1995 to September 30, 1995 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                       September 30, 1995  December 31, 1994
                                           (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                    $   159,948         $   106,289
Tenant receivables (net of
   allowance of $7,956 and
   $3,095, respectively)                          62,640              93,422
Escrow and other deposits                        150,760              83,199
Other assets                                      35,594              13,126
Investment in affiliated joint venture           646,460             712,179
Deposit with title company                            --           2,929,581
                                               1,055,402           3,937,796
Investment in real estate, at cost:
   Land                                        2,411,849           3,716,151
   Buildings                                  10,018,095          15,341,631
                                              12,429,944          19,057,782
   Less: accumulated depreciation             (2,717,966)         (4,103,727)
Total investment in real estate, net           9,711,978          14,954,055
     Total Assets                            $10,767,380         $18,891,851

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses        $   169,293         $   602,607
Due to affiliates                                 51,996              25,988
Security deposits                                 37,760              56,772
Note payable                                          --           2,929,581
Mortgages payable                              6,327,683          11,427,743
     Total Liabilities                         6,586,732          15,042,691

Minority Interest in Sabal Palm                  990,961           1,019,775
Minority Interest (deficit) in the
   Annex of Schaumburg                                --            (231,115)

Partners' Capital
General Partners                                 (33,947)            (35,239)
Limited Partners (9,914.5 limited
   partnership units issued and
   outstanding)                                3,223,634           3,095,739
     Total Partners' Capital                   3,189,687           3,060,500
     Total Liabilities and
      Partners' Capital                      $10,767,380         $18,891,851
        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Nine Months Ended September 30, 1995 and 1994
                               (UNAUDITED)

                                               1995           1994
INCOME
Rental                                       $1,196,348      $1,336,507
Interest                                          6,685           3,474
Other, primarily expense reimbursements         223,056         460,074
     Total income                             1,426,089       1,800,055

EXPENSES
Mortgage and other interest                     473,174         842,737
Depreciation                                    254,531         316,222
Real estate taxes                              (218,835)        507,600
Repairs and maintenance                          52,663         106,165
Other property operating                        110,059         199,185
General and administrative                      171,877         175,285
Provision for investment property
  impairment                                  2,649,046              --
     Total expenses                           3,492,515       2,147,194

Loss before affiliated joint
  venture participation, minority
  interests and extraordinary item           (2,066,426)       (347,139)
Equity interest in affiliated joint
  venture's net loss                            (65,719)        (52,208)
Minority interest's share of Sabal
  Palm's net income                             (53,436)        (27,882)
Minority interest's share of
  Annex's net (income) loss                    (231,115)        156,608
Loss before extraordinary item               (2,416,696)       (270,621)
Extraordinary gain on extinguishment
  of Annex debt                               2,545,883              --

Net Income (Loss)                            $  129,187      $ (270,621)

Net Income (Loss) Per Limited
  Partnership Interest
  (9,914.5 Units)                                $12.90         $(27.02)



        See notes to consolidated financial statements (unaudited).

                     BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 1995 and 1994
                               (UNAUDITED)

                                               1995          1994
INCOME
Rental                                       $ 315,116     $ 372,999
Interest                                         2,208         1,368
Other, primarily expense reimbursements         38,027       121,083
     Total income                              355,351       495,450

EXPENSES
Mortgage and other interest                    153,968       264,219
Depreciation                                    69,557        91,596
Real estate taxes                               31,350       169,200
Repairs and maintenance                         29,079        73,529
Other property operating                        32,299        70,212
General and administrative                      69,004        67,489
Provision for investment property
  impairment                                        --            --
     Total expenses                            385,257       736,245

Loss before affiliated joint venture
  participation, minority interests
  and extraordinary item                       (29,906)     (240,795)
Equity interest in affiliated joint
  venture's net loss                           (24,866)      (13,880)
Minority interest's share of Sabal
  Palm's net loss                                3,284        16,516
Minority interest's share of the
  Annex's net loss                                  --        73,412
Loss before extraordinary item                 (51,488)     (164,747)
Extraordinary gain on extinguishment
  of Annex debt                                     --            --

Net Loss                                     $ (51,488)    $(164,747)

Net Loss Per Limited Partnership
 Interest (9,914.5 Units)                       $(5.14)      $(16.45)




        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
           For the Period January 1, 1995 to September 30, 1995
                               (UNAUDITED)


                                       General    Limited
                                     Partners     Partners          Total

BALANCE at January 1, 1995              $(35,239)  $3,095,739     $3,060,500

Net income                                 1,292      127,895        129,187

BALANCE at September 30, 1995           $(33,947)  $3,223,634     $3,189,687






























        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1995 and 1994
                               (UNAUDITED)

                                                      1995         1994
Cash Flows From Operating Activities:
Net income (loss)                                  $  129,187    $(270,621)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Provision for investment property impairment        2,649,046           --
Extraordinary gain on extinguishment of Annex debt (2,545,883)          --
Equity interest in affiliated joint venture's
 net loss                                              65,719       52,208
Minority interest's share of Sabal Palm's
 net income                                            53,436       27,882
Minority interest's share of the Annex's
 net income (loss)                                    231,115     (156,608)
Provision for doubtful accounts                         4,861       40,316
Depreciation                                          254,531      328,915
Normalized rental revenue                               4,636        6,630
Changes in operating assets and liabilities:
 Decrease (increase) in tenant receivables             21,285      (78,229)
 Increase in other assets                             (23,055)     (17,146)
 Increase in escrow and other deposits                (67,561)    (119,296)
 Increase in due from affiliates                           --      (30,465)
 (Decrease) increase in accounts payable
   and accrued expenses                              (433,314)     496,221
 Increase in due to affiliates                         26,595        2,239
 (Decrease) increase in tenant security deposits      (19,012)       2,968
Net cash provided by operating activities             351,586      285,014

Cash Flows From Investing Activities:
Capital expenditures                                  (11,500)     (12,160)
Cash contribution to joint venture                         --      (16,800)
Cash distribution to minority partner-Sabal Palm      (82,250)     (81,545)
Cash used in investing activities                     (93,750)    (110,505)

Cash Flows From Financing Activities:
Repayment of mortgages                               (204,177)     (85,731)
Repayment of note payable                          (2,929,581)     (33,307)
Decrease in deposit with title company              2,929,581       33,307
Net cash used in financing activities                (204,177)     (85,731)

Net increase in cash and cash equivalents              53,659       88,778
Cash and cash equivalents at beginning of period      106,289       66,577
Cash and cash equivalents at end of period         $  159,948    $ 155,355

        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 5
                     (a Delaware limited partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)  MORTGAGES PAYABLE

     On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). On September 1, 1995, a second Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the First and Second Forbearance Periods the terms and conditions remained and will remain unchanged. The General Partners are pursuing alternative financing. However, there is no assurance that the General Partners will be successful. If the General Partners are unsuccessful in their efforts to obtain financing, the Partnership would sustain a loss upon foreclosure as the carrying value of the property exceeds the carrying value of the debt. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The carrying value of Crown Point at September 30, 1995, approximates $4,600,000, which exceeds the carrying value of the debt by approximately $1,400,000 at September 30, 1995.

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

(4)       TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or its affiliates for the nine months ended September 30, 1995 and 1994, were as follows:

                                              1995        1994
     Management fees                          $82,081      $101,857
     Reimbursable office expenses              70,605        76,005
     Legal Fees                                   451         2,700

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $2,728 for legal services, as of September 30, 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash reserves, cash flow from the properties and the refinancing of Crown Point.

     On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee, (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). On September 1, 1995, a second Forbearance Agreement was executed between the Partnership and the Lender whereas the Lender has agreed to forbear pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the First and Second Forbearance Periods the terms and conditions remained and will remain unchanged. The General Partners are pursuing alternative financing. However, there is no assurance that the General Partners will be successful. If the General Partners are unsuccessful in their efforts to obtain financing, the Partnership would sustain a loss upon foreclosure as the carrying value of the property exceeds the carrying value of the debt.

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

     The occupancy level at Crown Point at September 30, 1995 and December 31, 1994 was 95%. The Partnership is continuing to work to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the nine months ended September 30, 1995.

     Strawberry Fields continued to generate negative cash flow for the nine
months ended September 30, 1995.   The occupancy level at Strawberry Fields
at September 30, 1995 was 83% compared to 78% at December 31, 1994.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 99% at September 30, 1995 and 99% at December 31, 1994. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

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

Results of Operations - Nine Months Ended September 30, 1995 and 1994
        (Amounts rounded to 000's)

     The Partnership generated net income of $129,000 for the nine months ended September 30, 1995 as compared to a net loss of $271,000 for the nine months ended September 30, 1994. The $400,000 increase in net income resulted primarily from the recording of the Partnership's share of the extraordinary gain on extinguishment of the Annex's debt and the final closing of the Joint Venture's accounting records.

     Total income for the nine months ended September 30, 1995 was $1,426,000, as compared to $1,800,000 for the nine months ended September 30, 1994, a decrease of $374,000. This decrease of $374,000 was primarily a result of decreases in the Annex's rental and other income of $245,000 and $195,000, respectively. The decreases in rental and other income at the Annex were also attributable to the comparing of the nine months of income in 1994 to four and a half months of income in 1995, in addition to the final closing of the Joint Venture's accounting records.

     Total expenses for the nine months ended September 30, 1995 were $3,492,000, as compared to $2,147,000 in 1994, an increase of $1,304,000.
The $1,304,000 increase in total expenses primarily resulted from the provision for investment property impairment at the Annex of $2,649,000. This provision was offset by decreases in the Annex's mortgage and other interest, real estate taxes and operating expenses of $375,000, $703,000 and $90,000, respectively. These decreases were also attributable to the final closing of the Joint Venture's accounting records upon the foreclosure and the comparison of nine months of expenses in 1994 to four and a half months of expense in 1995.

Results of Operations - Three Months Ended September 30, 1995 and 1994
        (Amounts rounded to 000's)

     The Partnership generated net loss of $51,000 for the three months ended September 30, 1995 as compared to a net loss of $165,000 in 1994. The $114,000 decrease in net loss was due to a decrease in expenses due to the foreclosure of the Annex. These decreases were offset by a decrease in income which also was due to the foreclosure of the Annex.

     Total income for the three months ended September 30, 1995 and 1994 was $355,000 and $495,000, respectively, a decrease of $140,000. This decrease of $140,000 was primarily a result of decreases at the Annex of $117,000 in rental income and $64,000 in other income. This decrease in rental and other income can primarily be attributed to the comparison of three months of Annex income for the three months ended September 30, 1994 as opposed to no income for the three months September 30, 1995.

     Total expenses were $385,000 for the three months ended September 30, 1995 as compared to $736,000 for the same period in 1994. The decrease in total expenses of $351,000 resulted primarily from the Annex foreclosure. In addition to the decrease in expenses due to the Annex foreclosure the expenses at the other properties have also decreased.

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

                              DATE:  November 13, 1995


                              BY:    /s/ Thomas J. Coorsh
                                     Thomas J. Coorsh
                                     Chief Financial Officer
                                     and Treasurer

                              DATE:  November 13, 1995