Form 10-K
period 1995-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1996-04-01
CIK 762848

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1995

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

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

   Securities registered pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X    No        .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant was $9,914,500. This does not reflect market value. This is the price at which the Units were sold to the public. There is no current market for these Units, nor have any Units been sold within the last 60 days prior to this filing.

Portions of the Prospectus of the registrant dated March 1, 1985, as supplemented, and filed pursuant to Rule 424(b) and 424(c)under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form
10-K.

                 BRAUVIN REAL ESTATE FUND L.P. 5
                   1995 FORM 10-K ANNUAL REPORT
                              INDEX

                              PART I
                                                                    Page
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .13

Item 4.  Submission of Matters to a Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .13

                             PART II
Item 5.  Market for the Registrant's Limited Partnership
         Interests and Related Partnership Matters. . . . . . . . . .14

Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .15

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .17

Item 8.  Consolidated Financial Statements and
         Supplementary Data . . . . . . . . . . . . . . . . . . . . .26

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . .26

                             PART III
Item 10. Directors and Executive Officers of the
         Registrant . . . . . . . . . . . . . . . . . . . . . . . . .27

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . .30

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . .31

Item 13. Certain Relationships and Related Transactions . . . . . . .31

                             PART IV
Item 14. Exhibits, Consolidated Financial Statement
         Schedules, and Reports on Form 8-K . . . . . . . . . . . . .33

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

                              PART I

Item 1. Business.

  Brauvin Real Estate Fund L.P. 5 (the "Partnership") is a Delaware limited partnership formed in 1985 whose business has been devoted exclusively to acquiring, operating, holding for investment and disposing of existing office buildings, shopping centers and industrial and retail commercial buildings, all in greater metropolitan areas.

  The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to current real estate market conditions and economic trends the General Partners instead believe it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believe it is appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluate market conditions. However, since the amended and restated limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2025, unless sooner terminated, the General Partners shall in no event dispose of the properties after that date.

  As of December 31, 1995, the Partnership had acquired one rental property, a 42% interest in a joint venture which acquired a second rental property and a 53% interest in a joint venture which acquired a third rental property. A fourth rental property which the Partnership had acquired a 54% interest in a joint venture was foreclosed upon on May 15, 1995. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company, Inc. (an affiliate of the General Partners). The focus of property management activities has seen improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

  The Partnership has no employees.

Market Conditions/Competition

  The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership may be required to retain ownership of its properties for periods shorter or longer than anticipated at acquisition or it may refinance, sell or otherwise dispose of certain properties at times or on terms and conditions that are less advantageous than would otherwise be the case if such unfavorable economic or market conditions did not exist.

  Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Non-anchor tenant rental rates, expressed per square foot per year, have increased at the Crown Point property located in Kingsport, Tennessee, from approximately $9.00 per square foot in 1993 to approximately $11.00-$12.00 per square foot in 1995. However, the Partnership has not benefitted from these increases due to the existence of leases that were negotiated in prior years. The rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have declined from approximately $16.00 per square foot in 1990 to approximately $12.00 per square foot in 1995. Similarly, at Strawberry Fields in West Palm Beach, Florida the rates have declined from approximately $16.00 per square foot in 1988 to approximately $8.00 per square foot in 1995.

  The Partnership, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Partnership retains the services of third parties who hold themselves out to be experts in the field to assess a wide range of environmental issues and conduct tests for environmental contamination. Management believes that all real estate owned by the Partnership is in full compliance with applicable environmental laws and regulations.

Item 2.         Properties.

  The following is a discussion of the rental properties owned and operated by the Partnership. For the purpose of the information disclosed in this section, the following terms are defined as follows:

  Occupancy Rate: The occupancy rate is defined as the occupied square footage at December 31, divided by the total square footage excluding square footage of outparcels, if any.

  Average Annual Base Rent Per Square Foot: The average annual base rent per square foot is defined as the total effective base rental income for the year divided by the average square feet occupied excluding outparcels, if any.

  Average Square Feet Occupied: The average square feet occupied is calculated by averaging the occupied square feet at the beginning of the year with the occupied square feet at the end of the year excluding outparcels, if any.

  During the year ended December 31, 1995, the Partnership owned the properties described below:

(a) Crown Point Shopping Center ("Crown Point")

  On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point is composed of a main building, constructed in two phases, and two outparcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one outparcel building were completed in 1984. Phase II of Crown Point and the other outparcel building were completed in 1985. The anchor tenant is a Food City grocery. Burger King, a division of Grand Metropolitan PLC, is located on one of the outparcel buildings which is also owned by the Partnership. Crown Point was 98% occupied at December 31, 1995.

  The Partnership purchased Crown Point for $5,341,696 consisting of approximately $1,775,000 paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696.  The lender provided the first mortgage loan through the sale of tax-exempt bonds. The loan has a 30-year term and bears interest at the rate of 9.69% per annum. The lender can call this loan on December 1, 1994 or on any subsequent fifth anniversary thereof.
On November 22, 1994, the current lender, NationsBank of Tennessee, (the "Lender") exercised the right to call all amounts due as of
March 1, 1995.  On March 1, 1995, a Forbearance Agreement was
executed between the Partnership and the Lender where the Lender agreed to forbear from pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). During the First Forbearance Period the terms and conditions of the mortgage remained unchanged. Effective September
1, 1995, the Lender agreed to further forebear from pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the Second
Forbearance Period the terms and conditions of the mortgage also
remained unchanged.   Subsequent to December 1, 1995, the Lender
verbally agreed to forebear from pursuing remedies with respect to defaults through December 31, 1995 in light of the ongoing refinancing negotiations with NationsBanc Mortgage Corporation, a Texas corporation with principal offices in Charlotte, North
Carolina. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc
Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                          1995      1994      1993     1992      1991

Occupancy Rate             98%       94%      82%       81%       77%

Average Annual Base
Rent Per Square Foot     $6.73     $6.40    $7.04     $7.21     $7.79

  Crown Point has two tenants which individually occupy ten percent or more of the rentable square footage.  The following is a summary of the tenant rent roll at December 31, 1995:
                                     Annual      Lease
                 Square      Base   Expiration  Renewal       Nature of
Tenant            Feet       Rent      Date     Options       Business
Food City        39,652    $257,738   8/2004    5/5 yrs ea.  Food Store
Contel
  Cellular       12,800      64,000    8/99       None        Telecom-
                                                             munication
                                                             Services
Others           17,800     140,875  Various      Various
Vacant            1,200          --
                 71,452    $462,613

(b) Strawberry Fields Shopping Center ("Strawberry Fields")

  On December 12, 1985, the Partnership and Brauvin Real Estate Fund L.P. 4 ("BREF 4"), an affiliated public real estate limited partnership, formed a joint venture (the "Strawberry Joint Venture") to purchase Strawberry Fields located in West Palm Beach, Florida for $9,875,000. The Partnership has a 42% interest in the joint venture which owns Strawberry Fields and BREF 4 has a 58% interest in the joint venture which owns Strawberry Fields. The purchase was funded with $3,875,000 cash at closing and $6,000,000 from the proceeds of a first mortgage loan.

  In February 1993, the Strawberry Joint Venture finalized a refinancing of the first mortgage loan on Strawberry Fields (the "Refinancing") with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership has the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to

$12,000. From November 1, 1997 through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  In 1993, the Strawberry Joint Venture determined that an impairment to the asset value of Strawberry Fields had occurred and was the result of deteriorating market conditions caused by an excess supply of office space. As a result, market rates declined causing lower than originally anticipated rental collections. The property was written down to the Strawberry Joint Venture's best estimate of the property's fair value. A $1,000,000 provision for investment property impairment was charged to operations in 1993.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988, however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005 the Strawberry Joint Venture has subleased the space to Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 101,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of PepsiCo, and Flagler National Bank. Strawberry Fields was 83% occupied at December 31, 1995.

  With the exception of Florida Choice, all leases at Strawberry Fields are net with each tenant paying its pro rata share of operating expenses. Local tenant leases and outparcel ground leases provide for the base rent to be increased in accordance with the Consumer Price Index. Even though Florida Choice has vacated the space and the space has been sublet to Syms it is still required to pay any increases in property taxes and insurance above the level incurred in 1986 (the first year of operation). Syms is not required to share in the operating expenses.

  The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                             1995     1994     1993     1992     1991
Occupancy Rate                83%      78%      77%      72%      69%

Average Annual Base
Rent Per Square Foot        $7.47    $7.58    $7.13    $7.93    $8.22

  Strawberry Fields has one tenant which individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1995:

                                 Annual     Lease
                       Square     Base   Expiration  Renewal      Nature of
Tenant                  Feet      Rent       Date     Options     Business
Florida Choice (1)
(sublet by Syms)      54,300    $380,100    3/2005   8/5 yrs ea.   Discount
                                                                   Clothing
Others                29,899     231,198    Various  Various
Vacant                17,415          --
                     101,614    $611,298

  (1) Includes Syms and Florida Choice base rent.

(c) Sabal Palm Square ("Sabal Palm")

  On October 31, 1986, the Partnership and BREF 4 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 53% interest in the joint venture which owns Sabal Palm and BREF 4 has a 47% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan from an unaffiliated lender. The loan requires payments of principal and interest based on a 30-year amortization schedule. The remaining balance of the loan is payable in 1997. The Partnership consolidates the Sabal Palm Joint Venture and has recorded a minority interest balance to recognize the 47% interest of BREF 4.

  Sabal Palm is a neighborhood shopping center consisting of approximately 82,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn-Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm was 99% occupied at December 31, 1995. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity.

  The occupancy rate and average annual base rental per square foot at December 31 for the last five years are as follows:

                                 1995     1994     1993    1992    1991

Occupancy Rate                    99%      99%      92%     94%     90%

Average Annual Base
Rental Per Square Foot           $6.59   $6.26    $6.08   $6.18   $6.44

  Sabal Palm has two tenants which individually occupy ten percent or more of the net rentable square feet. The following is a summary of the tenant rent roll at December 31, 1995:

                              Annual    Lease
                   Square      Base   Expiration   Renewal       Nature of
Tenant              Feet       Rent     Date       Options       Business
Winn-Dixie         41,983    $142,239  4/2005      5/5 yrs ea.   Food Store
Walgreens          13,000      80,503  4/2025      2/5 yrs ea.   Drug Store
Others             32,650     355,381  Various       Various
Vacant              1,300          --
                   88,933    $578,123

(d) The Annex of Schaumburg (the "Annex")

  On December 31, 1986, the Partnership and Brauvin Income Properties L.P. 6 ("BIP 6") formed a joint venture (the "Annex Joint Venture") to purchase the Annex, a shopping center located in Schaumburg, Illinois, for approximately $8,358,000. The Partnership had a 54% interest in the Annex Joint Venture and BIP
6 had a 46% interest. The Partnership consolidated the Annex Joint Venture and recorded a minority interest balance to recognize the 46% interest of BIP 6. The purchase was funded with approximately $3,158,000 cash at closing and $5,200,000 from the proceeds of an interim loan.

  At the date of acquisition, the Annex was encumbered with an existing first mortgage loan of approximately $4,356,600, which bore interest at a rate of 13% per annum. The outstanding principal balance was due on February 1, 1994. As this loan was non-prepayable, the joint venture deposited approximately $4,356,600 with Stewart Title Company (the "Title Company") and paid a fee of approximately $293,000 to the Title Company in 1986 to service this loan.

  On January 31, 1994, the Annex Joint Venture entered into a Reliance Agreement (the "Agreement") with the Title Company and agreed to, on behalf of the Title Company, by the lender, John Hancock Mutual Life Insurance Company: (i) make a $1,000,000 paydown on the loan;(ii) pay the Lender an administrative fee of 1.5% of the loan balance, after the $1,000,000 paydown; and (iii) issue title insurance as required. As a condition to the Annex Joint Venture's agreement with the Title Company, the Title Company agreed to pay the Annex Joint Venture $5,000 per month commencing February 1, 1994 through January 31, 1995 and $6,000 per month thereafter. The Title Company also agreed to equally share with the Annex Joint Venture the 2.5% interest savings after the 1.5% administrative fee was paid, which the Annex Joint Venture was expected to have been received upon maturity of the Agreement. In February 1994, the Title Company paid the Lender the $1,000,000 paydown, as required in the Agreement. In 1995 and 1994, the Annex received $5,000 and $55,000, respectively, from the Title Company, which was recorded as a reduction of interest expense on the property. The remaining amounts due from the Title Company were offset against amounts owed to the Title Company. The Partnership will not receive any additional payments under the Agreement.

  The revised promissory note payable bore interest at a rate of 10% per annum, with monthly payments of principal and interest based upon a 30-year amortization schedule of $45,630 commencing December 1, 1989. The remaining principal balance of approximately $5,023,000 matured on November 1, 1994. The note was collateralized by a first mortgage lien on the Annex. Interest paid approximated $17,700, $270,500 and $508,800 in 1995, 1994 and
1993, respectively.

  The Annex Joint Venture did not make its monthly mortgage payments that were due to AUSA Life Insurance Company, Inc. ("AUSA") on July 1, 1994, August 1, 1994, September 1, 1994 or October 1, 1994. In addition, the Annex Joint Venture did not repay the mortgage loan which matured November 1, 1994, at which time the entire amount of principal and accrued interest became due and payable. On August 11, 1994, the Annex Joint Venture received a notice of default from AUSA demanding the payments due July 1, 1994 and August 1, 1994.

  On August 23, 1994, the Annex Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Annex Joint Venture. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Annex Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Annex Joint Venture did not file an answer to the amended foreclosure that was due March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Annex Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Partnership's obligation on the promissory note payable.

  In the opinion of the General Partners, the Partnership has provided for adequate insurance coverage of its real estate investment properties.

Risks of Ownership

  The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent payments or percentage rent payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership. Furthermore, the Partnership may be unable to replace these tenants due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3.          Legal Proceedings.

  On August 23, 1994, the Annex Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Joint Venture. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Joint Venture did not file an answer to the amended foreclosure that was due on March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Partnership's obligation on the promissory note payable.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                             PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1995, there were 808 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1995, 1994 and 1993.

Item 6.             Selected Financial Data.

                               Year Ended    Year Ended   Year Ended
                              December 31, December 31,  December 31,
                                  1995         1994          1993
Selected Income Statement Data:

Total Income                   $ 1,902,196  $ 2,261,071  $ 2,534,744

Provision for Investment
  Property Impairment            2,702,083      882,709    1,500,000

Net Income (Loss)                  136,253     (803,143)  (1,601,554)

Net Income (Loss) Per
  Limited Partnership Unit           13.61       (80.20)     (159.92)

Selected Balance Sheet Data:

Investment in Affiliated
  Joint Venture                $   610,490  $   712,179  $   793,529

Total Assets                    10,761,876   18,891,851   21,632,339

Mortgages Payable                6,388,064   11,427,743   11,524,695

Notes Payable                           --    2,929,581    4,153,194

Item 6.           Selected Financial Data - Continued.

                                       Year Ended       Year Ended
                                      December 31,    December 31,
                                          1992            1991

Selected Income Statement Data:

Total Income                           $ 2,685,106      $2,732,667

Net Loss                                  (408,339)       (392,620)

Net Loss Per Limited
  Partnership Unit                          (40.77)         (39.20)

Selected Balance Sheet Data:

Investment in Affiliated
  Joint Venture                        $ 1,263,802     $ 1,372,325

Total Assets                            24,269,775      25,143,316

Mortgages Payable                       11,627,774      11,719,711

Notes Payable                            4,194,591       4,231,000

Cash Distributions to
  Limited Partners                              --          49,572

Cash Distributions to
Limited Partners Per Unit                       --            5.00

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through refinancing of the mortgages when they mature.

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point increased to 98% at December 31, 1995. The Partnership is continuing to work to sustain the occupancy level of Crown Point.

  On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee, (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender where the Lender agreed to forbear from pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). During the First Forbearance Period the terms and conditions of the mortgage remained unchanged. Effective September 1, 1995, the Lender agreed to further forebear from pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the Second Forbearance Period the terms and conditions of the mortgage
also remained unchanged.   Subsequent to December 1, 1995, the
Lender verbally agreed to forebear from pursuing remedies with respect to defaults through December 31, 1995 in light of the ongoing refinancing negotiations with NationsBanc Mortgage Corporation, a Texas corporation with principal offices in Charlotte, North Carolina. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and signed a sublease for the remainder of the original lease term which expires March 31, 2005. Although Kroger continued to pay base rent in 1993, the Strawberry Joint Venture did not earn additional percentage rent due to the absence of sales. However, customer traffic at Strawberry Fields increased with the draw of Syms, making vacant space more marketable. Although Strawberry Fields continued to generate negative operating cash flow in 1995 when compared to the negative operating cash flow in 1994 the property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 83% at December 31, 1995. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

  In 1993, the Strawberry Joint Venture determined that an impairment to the asset value of Strawberry Fields had occurred and was the result of deteriorating market conditions caused by an excess supply of retail rental space. As a result, market rates declined causing lower than originally anticipated rental collections. The property was written down to the Strawberry Joint Venture's best estimate of the property's fair value. A $1,000,000 provision for investment property impairment was charged to operations in 1993.

  On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997 and through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  At Sabal Palm, the Partnership and its joint venture partner are working to maintain the occupancy level of Sabal Palm which stood at 99% as of December 31, 1995. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

  The Annex Joint Venture did not make its monthly mortgage payments that were due to AUSA on July 1, 1994, August 1, 1994,

September 1, 1994 or October 1, 1994. In addition, the Annex Joint Venture did not repay the mortgage loan which matured November 1, 1994, at which time the entire amount of principal and accrued interest became due and payable. On August 11, 1994, the Annex Joint Venture received a notice of default from AUSA demanding the payments due July 1, 1994 and August 1, 1994.

  On August 23, 1994, the Annex Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and AUSA filed a motion for appointment of a receiver against the Annex Joint Venture. On February 17, 1995, the motion was granted and an order was issued. The receiver had full power and authority to operate, manage and conserve the Annex pursuant to the order. On February 15, 1995, the Annex Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Annex Joint Venture did not file an answer to the amended foreclosure that was due March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Annex Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA, in satisfaction of the Partnership's obligation on the promissory note payable.

  In 1994, the Partnership determined that additional impairment to the value of the Annex had occurred and was the result of deteriorating market conditions caused by an excess supply of available space and the court order of dismissal of the voluntary petition for bankruptcy. As a result of the excess supply of space, market rates declined causing lower than originally anticipated rental collections. The property was written down to the approximate outstanding nonrecourse mortgage balance as of December 31, 1994. A $882,709 provision for investment property impairment was charged to operations in 1994. In 1993, the property was written down to the best estimate of the property's fair value and a $1,500,000 provision for investment property impairment was charged to operations at that time.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have effected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

        The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions where large blocks of properties were sold at distressed prices. The low price paid by the new owners enabled them to reduce asking rental rates resulting in significantly lower market rents for all competing properties.

        The emergence of "Category Killer" retailers who occupied large "Box" spaces in new developments known as "Power Centers" attracted tenants from the smaller and more traditional "Community Centers" resulting in increased vacancies and downward pressure on market rental rates.

        The continuing softness in retail sales has resulted in store closings. This has in turn resulted in increased vacancies and an overall softness in demand for retail space which results in downward pressure on market rents.

  These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates have generally improved over the past year at all remaining properties, however, they remain below where they were when the properties were acquired. The specific impact of these economic conditions on 1995 and 1994 results are discussed in the section "Results of Operations - 1995 Compared to 1994", below.

  The General Partners conduct an in-depth assessment of each property's physical condition as well as a demographic analysis to assess opportunities for increasing occupancy and rental rates and decreasing operating costs. In all instances, decisions concerning restructuring of loan terms, reversions and subsequent operation of the property are made with the intent of maximizing the potential proceeds to the Partnership and, therefore, return of investment and income to Limited Partners.

  In certain instances and under limited circumstances, management of the Partnership entered into negotiations with lenders for the purpose of restructuring the terms of loans to provide for debt service levels that could be supported by operations of the properties. In such instances, the terms of the restructuring agreement generally provide the lender with the potential for recovering forgone economic benefits at the time the property is sold or refinanced. When negotiations are unsuccessful, management of the Partnership considers the possibility of reverting the properties to the first mortgage lender. Foreclosure proceedings may require 6 to 24 months to conclude.

  An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee ("Management" fee) which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners opinion, comparable to fees that would be paid to independent third parties.

   Results of Operations - 1995 Compared to 1994
     (Amounts Rounded in 000's)

  The Partnership had net income of $136,000 in 1995 compared to a net loss of $803,000 in 1994. The $939,000 increase in net income resulted primarily from the net difference between the $3,178,000 gain recognized on the Annex foreclosure and the $2,702,000 provision for investment property impairment for the Annex.

  In 1995 the Partnership recorded a provision for investment property impairment for the Annex in the amount of $2,702,000 compared to $883,000 in 1994. The Partnership's share of the provisions for investment property impairment recorded for the Annex were $1,459,000 and $477,000, respectively.

  The Partnership's total income was $1,902,000 in 1995 compared to $2,261,000 in 1994, a decrease of $359,000. Rental income and other income decreased by $197,000 and $162,000, respectively. The decline in rental income and other income (primarily tenant expense reimbursements) was primarily the result of the foreclosure of the Annex on May 15, 1995. Rental income and other income declined at the Annex by $319,000 and $278,000, respectively, while the other properties showed an increase of rental income of $122,000 and tenant expense reimbursements of $116,000.

  Total expenses (before provision for impairment) incurred in 1995 were $1,842,000 compared to $2,544,000 in the prior year, a decrease of $702,000. This decrease (before provision for impairment) of $702,000 consists primarily from a $212,000 decrease in mortgage and other interest, a $162,000 decrease in depreciation and a $320,000 decrease in real estate taxes at the Annex due to the foreclosure on May 15, 1995.

  A summary of the changes in income and expense items for the year ended December 31, 1995 compared to the year ended December 31, 1994, is detailed in the following schedule.

                   YEAR ENDED DECEMBER 31, 1995
                          AS COMPARED TO
                   YEAR ENDED DECEMBER 31, 1994

                                          Increase
                                         (Decrease)         Increase
                              Increase    in Costs         (Decrease)
                            (Decrease)         and            in Net
                              in Income   Expenses           Income
                                         [000's Omitted]
Income:
Rental                          $(197)         $   --         $ (197)
Interest                            --             --             --
Other, primarily tenant
 expense reimbursements          (162)             --           (162)
    Total Income                 (359)             --           (359)

Expenses:
Mortgages and other interest        --           (217)           217
Depreciation                        --           (160)           160
Real estate taxes                   --           (315)           315
Other property operating            --            (16)            16
Repairs and maintenance             --            (85)            85
General and administrative          --             92            (92)
Provision for investment
 property impairment                --          1,819         (1,819)
    Total Expenses                  --          1,118         (1,118)

Loss before affiliated joint
 venture participation,
 minority interests and
 extraordinary items             (359)          1,118         (1,477)
Equity interest in affiliated
 joint venture's net loss          (4)             --             (4)
Minority interest's share
 of Sabal Palm's net income       (43)             --             (43)
Minority interest's share
 of the Annex's net income       (715)             --            (715)
Loss before extraordinary
 item                          (1,121)          1,118          (2,239)
Extraordinary gain on
 extinguishment of debt         3,178              --           3,178
Net Income                     $2,057          $1,118          $  939

Results of Operations - 1994 Compared to 1993
       (Amounts Rounded in 000's)

  The Partnership incurred a net loss of $803,000 in 1994 compared to a net loss of $1,601,000 in 1993. The $798,000 decrease in net loss resulted primarily from the decrease in the provisions for investment property impairment of $617,000. In 1994 the Partnership recorded a provision for investment property impairment for the Annex in the amount of $883,000 compared to $1,500,000 in 1993. The Partnership's share of the provisions for investment property impairment recorded for Annex were $477,000 and $810,000, respectively. In 1993, Strawberry Fields also recorded a provision for investment property impairment in the amount of $1,000,000, the Partnership's joint venture share of this provision is $420,000.

  The Partnership's total income was $2,261,000 in 1994 compared to $2,535,000 in 1993, a decrease of $274,000. Rental income and other income decreased by $189,000 and $83,000, respectively. The decline in rental income and other income (primarily tenant expense reimbursements) was primarily the result of a decrease in occupancy at the Annex from 64% at December 31, 1993 to 56% at December 31, 1994. Rental income and other income declined at the Annex by $265,000 and $77,000, respectively. Partially offsetting the Annex's decline in rental income was an increase of $138,000 in percentage rental income from Sabal Palm Square.

  Total expenses (before provision for impairment) incurred in 1994 were $2,544,000 compared to $2,879,000 in the prior year, a decrease of $335,000. This decrease (before provision for impairment) of $335,000 consists primarily from a $351,000 decrease in mortgage and other interest that was the result of the discontinuation of accruing interest on the Annex's debt effective July 1, 1994. Also contributing to the decrease in mortgage and other interest at the Annex was the receipt of defeasance payments ($55,000) from Stewart Title, which had the effect of reducing interest expense at the property. Partially offsetting the decline in mortgage and other interest expense was an increase in repairs and maintenance expense of $86,000. Repairs and maintenance increased in an effort to retain and attract new tenants at the Annex and Sabal Palm Square properties.

  A summary of the changes in income and expense items for the year ended December 31, 1994 compared to the year ended December 31, 1993, is detailed in the following schedule.

                   YEAR ENDED DECEMBER 31, 1994
                          AS COMPARED TO
                   YEAR ENDED DECEMBER 31, 1993

                                            Increase
                                            (Decrease)       (Increase)
                              Increase       in Costs          Decrease
                              (Decrease)        and             in Net
                              in Income       Expenses           Loss
                                           [000's Omitted]
Income:
Rental                         $ (189)           $  --          $(189)
Interest                           (2)              --             (2)
Other, primarily tenant
 expense reimbursements           (83)              --            (83)
    Total Income                 (274)              --           (274)

Expenses:
Mortgages and other interest       --             (351)           351
Depreciation                       --              (25)            25
Real estate taxes                  --              (47)            47
Other property operating           --              (61)            61
Repairs and maintenance            --               86            (86)
General and administrative         --               63            (63)
Provision for investment
 property impairment               --             (617)           617
    Total Expenses                 --             (952)           952

Loss before affiliated joint
 venture participation
 and minority interests          (274)            (952)           678
Equity interest in affiliated
 joint venture's net loss         443               --            443
Minority interest's share
 of Sabal Palm's net loss         (13)              --            (13)
Minority interest's share
 of the Annex's net loss         (310)              --           (310)
    Net Loss                    $(154)           $(952)         $ 798

Item 8.Consolidated Financial Statements and Supplementary Data.

  See Index of Consolidated Financial Statements and Schedule on
Page F-1 of this Form 10-K for consolidated financial statements and financial statement schedule, where applicable.

  The financial information required in Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

  There have been no changes in accountants or reported disagreement on any matter of accounting principals, practices or financial statement disclosure.

PART III
Item 10. Directors and Executive Officers of the Partnership.

  The General Partners of the Partnership are:
        Brauvin Ventures, Inc., an Illinois corporation
        Mr. Jerome J. Brault, individually
        Mr. Cezar M. Froelich, individually

  Brauvin Ventures, Inc. was formed under the laws of the State of Illinois in 1983, with its issued and outstanding shares being owned by A.G.E. Realty Corporation, Inc. (50%), and Messrs. Jerome
J. Brault (beneficially)(25%) and Cezar M. Froelich (25%).

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . . . . . Chairman of the Board of Directors,
                                                  Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Robert J. Herleth. . . . . . . . . . . Vice President and Director

  Mr. David W. Mesker. . . . . . . . . . . . . . . . . . . . . .Director

  Mr. Thomas J. Coorsh . . . . . . . . . . . . . . . . . . Treasurer and
                                                 Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Management Company and Brauvin Financial Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Services, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., and

Brauvin Realty Advisors V, LLC, as well as an individual general partner in seven other affiliated public limited partnerships. Prior to Mr. Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York Stock Exchange member firm. He is the father of James L. Brault, officer of certain affiliated Brauvin entities.

  Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

  Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President, Secretary and Director of Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., and Brauvin Realty Advisors V, LLC Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.

  Mr. Robert J. Herleth (age 43) is a Vice President and Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc.,

Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., and Brauvin 6, Inc. He joined A.G. Edwards & Sons, Inc. in 1980 and presently serves as a Vice President of A.G.E. Realty Corp. Mr. Herleth is also a director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. David W. Mesker (age 64) is a Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc. and Brauvin 6, Inc. Mr. Mesker is presently a Senior Vice President of A.G. Edwards & Sons, Inc. and a Director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., Brauvin Realty Advisors V, LLC, Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc. and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, a large, Illinois home builder. In 1990 Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance; treasury; and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr. Coorsh is a Certified Public Accountant.

Item 11. Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 11 to 13 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-9 to A-13 of the Agreement attached as Exhibit A to the Partnership's Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in
Item 10. Reference is also made to Notes 3 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received a share of Partnership losses for 1995, 1994 and 1993.

  An affiliate of the General Partners of the Partnership is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

  (c, d, e & f)   Not applicable.

  (g) The Partnership has no employees and pays no employee or director compensation.

  (h & i)         Not applicable.

  (j)             Compensation Committee Interlocks and Insider
                  Participation. Since the Partnership had no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

  (k)             Not applicable.

  (l)             Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

  (b)     The officers and directors of the Corporate General
Partner of the Partnership do not, individually or as a group, own any Units.

  (c) The Partnership is not aware of any arrangements, the operations of which may result in a change of control of the Partnership.

  No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 11 to 16 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-15 to A-18 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also principal of the law firm of Shefsky Froelich & Devine Ltd., which firm acts as securities and real estate counsel to the Partnership. Reference is made to Note 5 of the Notes to Consolidated Financial Statements filed with this annual report for a summary of transactions paid to affiliates.

  As a precondition to the new financing at Crown Point, the lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P. which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  (c) No management persons are indebted to the Partnership.

  (d) There have been no transactions with promoters.

                           PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

      (1) (2) Consolidated Financial Statements and Schedules. (See Index to Consolidated Financial Statements and Schedule filed with this annual report).
      (3) Exhibits required by the Securities and Exchange Commission Regulation S-K Item 601:

               Exhibit No.    Description
                 *3.(a)       Restated Limited Partnership
Agreement
                 *3.(b)       Articles of Incorporation of Brauvin
Ventures, Inc.
                 *3.(c)       By-Laws of Brauvin Ventures, Inc.
                 *3.(d)       Amendment to the Certificate of
Limited Partnership of the Partnership
                 *10.(a)      Escrow Agreement
                 *10.(b)(1)   Management Agreement
                   27              Financial Data Schedule
                 *28.         Pages 11-16, A-9 to A-13 and A-15 to
A-18 of the Partnership's Prospectus and the Agreement dated March 1, 1985, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-95633) on Form
S-11 filed under the Securities Act of 1933.

  (b) The Partnership filed the following report on Form 8-K during the fourth quarter of 1995:

     1. On December 28, 1995, the Partnership filed Form 8-K dated December 28, 1995, which reported as Item 5, the refinancing of the Crown Point Shopping Center's first mortgage.

  (c) See (a).(3). above for exhibits filed with this Form 10-K.
An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish such reports to the Securities and Exchange Commission when it is sent at that time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    BRAUVIN REAL ESTATE FUND L.P. 5

                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner

                         By:  /s/ Jerome J. Brault
                              Jerome J. Brault
                              Chairman of the Board of
                              Directors and President

                         By:  /s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary

                         By:  /s/ Robert J. Herleth
                              Robert J. Herleth
                              Vice President and Director

                         By:  /s/ David W. Mesker
                              David W. Mesker
                              Director

                         By:  /s/ Thomas J. Coorsh
                              Thomas J. Coorsh
                              Chief Financial Officer and
                              Treasurer

                         INDIVIDUAL GENERAL PARTNERS

                              /s/ Jerome J. Brault
                              Jerome J. Brault

                              /s/ Cezar M. Froelich
                              Cezar M. Froelich

Dated: March 29,1996

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                 Page

Report of Independent Auditors . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets, December 31, 1995
  and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1995, 1994, and 1993. . . . . . . . . . . . .F-4

Consolidated Statements of Partners' Capital, for the
  years ended December 31, 1995, 1994 and 1993 . . . . . . . . . .F-5

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .F-7

Schedule III -- Real Estate and Accumulated
Depreciation, December 31, 1995. . . . . . . . . . . . . . . . . F-18

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, and therefore have been omitted or equivalent information has been included herein.

                  Report of Independent Auditors

To the Partners of
Brauvin Real Estate Fund L.P. 5

We have audited the accompanying consolidated balance sheets of Brauvin Real Estate Fund L.P. 5 as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brauvin Real Estate Fund L.P. 5 at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 8, 1996

                       CONSOLIDATED BALANCE SHEETS

                                          December 31,   December 31,
                                              1995           1994
ASSETS
Cash and cash equivalents                  $ 142,320        $106,289
Due from affiliates                               --             587
Tenant receivables
  (net of allowance of $18,686
  in 1995 and $3,095 in 1994)                137,272          93,422
Escrow and other deposits                     95,549          83,199
Other assets                                 109,266          12,539
Investment in affiliated joint venture       610,490         712,179
Deposit with title company                        --       2,929,581
                                           1,094,897       3,937,796
Investment in real estate,  at cost:
  Land                                     2,411,849       3,716,151
  Buildings                               10,035,511      15,341,631
                                          12,447,360      19,057,782
  Less: accumulated depreciation          (2,780,381)     (4,103,727)
Total investment in real estate, net       9,666,979      14,954,055
       Total Assets                      $10,761,876     $18,891,851

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses    $    79,381     $   602,607
Due to affiliates                             52,733          25,988
Security deposits                             40,985          56,772
Note payable                                      --       2,929,581
Mortgages payable                          6,388,064      11,427,743
       Total Liabilities                   6,561,163      15,042,691

Minority interest in Sabal Palm            1,003,960       1,019,775
Minority interest (deficit)
  in the Annex                                    --        (231,115)

Partners' capital (deficit)
General Partners                             (33,876)        (35,239)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                             3,230,629       3,095,739
       Total Partners' Capital             3,196,753       3,060,500

       Total Liabilities and
       Partners' Capital                 $10,761,876     $18,891,851

         See notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 1995, 1994 and 1993

                                       1995         1994         1993
INCOME
Rental                              $1,511,959   $1,708,963   $1,897,970
Interest                                 8,295        8,186       10,079
Other, primarily tenant
    expense reimbursements             381,942      543,922      626,695
         Total income                1,902,196    2,261,071    2,534,744

EXPENSES
Mortgages and other interest           625,674      842,751    1,194,000
Depreciation                           263,909      423,829      448,999
Real estate taxes                      255,500      570,682      617,674
Repairs and maintenance                 59,737      144,835       58,822
Other property operating               238,788      255,183      316,180
General and administrative             398,801      307,140      244,062
Provision for investment
    property impairment              2,702,083      882,709    1,500,000
         Total expenses              4,544,492    3,427,129    4,379,737

Equity interest in affiliated
    joint venture's net loss          (101,689)     (98,150)    (541,505)

Loss before minority interests
    and extraordinary item          (2,743,985)  (1,264,208)  (2,386,498)

Minority interest's share
    of Sabal Palm's net income         (66,435)     (22,991)      (9,319)

Minority interest's share of
    the Annex's net (income) loss     (231,115)     484,056      794,263

Loss before extraordinary item      (3,041,535)    (803,143)  (1,601,554)

Extraordinary gain on
    extinguishment of Annex debt     3,177,788           --         --
Net Income (Loss)                   $  136,253   $ (803,143) $(1,601,554)

Net Income (Loss) Allocated
    to the General Partners         $    1,363   $   (8,031) $   (16,016)

Net Income (Loss) Allocated
    to the Limited Partners         $  134,890   $ (795,112) $(1,585,538)

Net Income (Loss) Per Limited
    Partnership Interest Before
    Extraordinary Gain
    (9,914.5 Units)                $   (303.71)  $   (80.20) $   (159.92)

Net Income (Loss) Per Limited
    Partnership Interest
    (9,914.5 Units)                 $    13.61   $   (80.20) $   (159.92)



          See notes to consolidated financial statements

                              CONSOLIDATED
                   STATEMENTS OF PARTNERS' CAPITAL
       For the period January 1, 1993 to December 31, 1995


                                  General     Limited
                                 Partners     Partners      Total

BALANCE at January 1, 1993       $(11,192)  $5,476,389  $5,465,197

  Net loss                        (16,016)  (1,585,538) (1,601,554)

BALANCE at December 31, 1993      (27,208)   3,890,851   3,863,643

  Net loss                         (8,031)    (795,112)   (803,143)

BALANCE at December 31, 1994      (35,239)   3,095,739   3,060,500

  Net income                        1,363      134,890     136,253

BALANCE at December 31, 1995     $(33,876)  $3,230,629  $3,196,753


          See notes to consolidated financial statements


               CONSOLIDATED STATEMENTS OF CASH FLOW
       For the Years Ended December 31, 1995, 1994 and 1993
                                                  1995       1994        1993
Cash Flow From Operating  Activities:
Net income (loss)                             $  136,253  $ (803,143) $(1,601,554)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Gain on extinguishment of debt                (3,177,788)        --            --
Provision for investment property impairment   2,702,083     882,709    1,500,000
Depreciation                                     263,909     423,829      448,999
Provision for doubtful accounts                   19,756      43,835       59,500
Equity interest in affiliated joint
  venture's net loss                             101,689      98,150      541,505
Minority Interest's share of Sabal
  Palm's net income                               66,435      22,991        9,319
Minority Interest's share of the Annex's
  net income (loss)                              231,115    (484,056)    (794,263)
Changes in operating  assets and liabilities:
  (Increase) decrease in tenant receivable      (111,389)    (57,386)      23,231
  (Increase) decrease in other assets            (16,980)     15,770       62,994
  Decrease (increase) in escrow and other
       deposits                                   67,383     148,410       (6,363)
  Decrease (increase) in due from affiliate          587      34,208      (34,795)
  Decrease in accounts payable and accrued
       expenses                                 (138,377)    (91,105)     (18,368)
  Increase in due to affiliates                  219,253      25,988         --
  Increase (decrease) in tenant security
       deposits                                    6,811      (2,003)        (781)
Net cash provided by operating activities        370,740     258,197      189,424

Cash Flow From Investing Activities:
Capital expenditures                             (28,916)    (16,138)      (6,330)
Cash contribution to Joint Ventures                   --     (16,800)     (71,232)
Cash distribution to Minority Partner -
  Sabal Palm                                     (82,250)    (88,595)     (41,313)
Cash distribution to Minority Partner -
  the Annex                                           --          --      (46,000)
Cash used by investing activities               (111,166)   (121,533)    (164,875)

Cash Flow From Financing Activities:
Repayment of mortgages                        (3,418,796)    (96,952)    (103,079)
Proceeds from refinancing                      3,275,000          --           --
Payment of loan fees                             (79,747)         --           --
Repayment of note payable                        (18,504) (1,223,613)     (41,397)
Decrease in deposits with title company           18,504   1,223,613       41,397
Net cash used by financing activities           (223,543)    (96,952)    (103,079)

Net increase (decrease)in cash and cash
  equivalents                                     36,031      39,712      (78,530)
Cash and cash equivalents at beginning
  of year                                        106,289      66,577      145,107
Cash and cash equivalents at end of year      $  142,320  $  106,289  $    66,577

Supplemental Disclosure of Non-cash
  Financing Activities:
Gain on extinguishment of mortgage payable    $4,895,883          --           --

         See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS
                 December 31, 1995, 1994 and 1993

(1)  ORGANIZATION

  Brauvin Real Estate Fund L.P. 5 (the "Partnership") was organized on June 28, 1985. The Partnership Agreement provides for the General Partners of the Partnership to be Brauvin Ventures, Inc., Jerome J. Brault, and Cezar M. Froelich. Brauvin Ventures Inc. is owned by A.G.E. Realty Corporation (50%) and by Messrs. Brault (beneficially) (25%) and Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

  Income Taxes

  A partnership is not subject to the payment of Federal or State income taxes because components of its income and expenses flow through directly to the partners. For tax purposes, the net carrying value of the real estate for the Partnership is $7,232,552.

  Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

  Consolidation of Joint Venture Partnership

  The Partnership owns 42% and 53% interests in joint ventures which acquired two shopping centers, Strawberry Fields (see Note 8) and Sabal Palm, respectively. The Partnership owned a 54% interest in the Annex, a shopping center, which was foreclosed upon on May

15, 1995 (see Note 6). The accompanying financial statements have consolidated 100% of the assets and liabilities of Sabal Palm and the Annex and are reported as investments in real estate. The investment in Strawberry Fields has been recorded using the equity method and is reported as an investment in an affiliated joint venture. The minority interest of the consolidated joint ventures are recorded as minority interests and adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner, if any. All intercompany items and transactions have been eliminated.

  Property

  The Partnership's rental property is stated at cost including adjustments for acquisition costs, leasing commissions and tenant improvements. Depreciation and amortization are recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 38 years, and applicable lease terms, respectively. All of the Partnership's properties are subject to liens under first mortgages.

  In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership's adoption of Statement No. 121 in the first quarter 1995 did not have a material effect on the financial statements.

     Fair Value of Financial Instruments

     The Partnership adopted SFAS No. 107 in 1995, which requires entities to disclose the fair value of financial assets and
liabilities for which it is practicable to estimate.   Fair value
is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transactions between willing parties, other than a forced or liquidation sale. The financial assets and liabilities of the Partnership include cash and cash equivalents, due from affiliates, tenant receivables, investment in joint venture, accounts payable, due to affiliates and mortgages payable.

     At December 31, 1995, the Partnership believes the carrying amount of its financial instruments, not including long-term debt or investment in joint venture, approximates the fair value due to relatively short maturity of these instruments. The mortgages payable is believed to have a fair value which approximates the carrying amount based upon current refinancing of Crown Point and interest rates offered for debt of similar instruments in the market for the remaining maturities. It was not practicable to estimate the fair value of the Partnership's investment in joint venture because of the lack of a quoted market price and the inability to estimate the fair value without incurring excessive costs. The Partnership believes the investment is not impaired. The Partnership has no other significant financial instruments.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with a maturity of 90 days or less when purchased to be a cash equivalent.

     Reclassifications

     Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)  PARTNERSHIP AGREEMENT

     The Partnership Agreement (the "Agreement") provides that 99% of the net profits and losses from operations of the Partnership for each fiscal year shall be allocated to the Limited Partners and 1% of net profits and losses from operations shall be allocated to the General Partners. The net profit of the Partnership from the sale or other disposition of a Partnership property shall be allocated as follows: first, there shall be allocated to the General
Partners the greater of: (i) 1% of such net profits; or (ii) the amount distributable to the General Partners as Net Sale Proceeds from such sale or other disposition, as defined in the Partnership

Agreement; and second, all remaining profits shall be allocated to the Limited Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: 99% of such net loss shall be allocated to the Limited Partners and 1% of such net loss shall be allocated to the General Partners.

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating
Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net
Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 1995 equaled $7,855,758.

(4)  MORTGAGES PAYABLE

     Mortgages payable at December 31, 1995 and 1994 consist of the following:
                                                      Interest    Date
                                 1995        1994       Rate      Due
Crown Point Shopping
  Center (a)                 $3,275,000  $ 3,248,296    7.55%     1/03
Sabal Palm Square
  Shopping Center (b)         3,113,064    3,138,864    9.50%     2/97
The Annex of Schaumburg
  Shopping Center (c)                --    5,040,583    10.00%
                             $6,388,064  $11,427,743

  (a) On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee, (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender where the Lender agreed to forbear from pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). During the First Forbearance Period the terms and conditions of the mortgage remained unchanged. Effective September 1, 1995, the Lender agreed to further forebear from pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the Second Forbearance Period the terms and conditions of the mortgage also remained unchanged. Subsequent to December 1, 1995, the Lender verbally agreed to forebear from pursuing remedies with respect to defaults through December 31, 1995 in light of the ongoing refinancing negotiations with NationsBanc Mortgage Corporation, a Texas corporation with principal offices in Charlotte, North Carolina (the "Successor Lender"). On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  As a precondition to the new financing, the Successor Lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P. which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  The carrying value of Crown Point at December 31, 1995 was approximately $4,552,000.

  (b) The Partnership and its joint venture partner are required to make a balloon mortgage payment for Sabal Palm in the amount of $3,082,216 on February 1, 1997. It is the General Partners' intention to refinance this loan when it matures. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss on foreclosure. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The carrying value of Sabal Palm approximated $5,115,000 at December 31, 1995.

  (c) The Annex Joint Venture did not make its monthly mortgage payments of $45,630 that were due to AUSA Life Insurance Company, Inc. ("AUSA") on July 1, 1994, August 1, 1994, September 1, 1994 or October 1, 1994. In addition, the Annex Joint Venture did not repay the mortgage loan which matured November 1, 1994, at which time the entire amount of principal and accrued interest became due and payable. On August 11, 1994, the Annex Joint Venture received a notice of default from AUSA demanding the payments due July 1, 1994 and August 1, 1994. On August 23, 1994, the Annex Joint Venture filed a voluntary petition for bankruptcy (Chapter 11) in the United States Bankruptcy Court in the Northern District of Illinois. On February 10, 1995, the Bankruptcy Court ordered the dismissal of the voluntary petition for bankruptcy and also on February 10, 1995, AUSA filed a motion for appointment of a receiver against the Annex Joint Venture. On February 17, 1995, the motion was granted and an order was issued.

  On February 15, 1995, the Annex Joint Venture received an amended notice of mortgage foreclosure from AUSA. The Annex Joint Venture did not file an answer to the amended foreclosure that was due March 17, 1995. On April 3, 1995, a judgement of foreclosure and sale was entered into against the Annex Joint Venture. A sheriff's sale of the Annex was held on May 10, 1995 and on May 15, 1995 title was transferred to AUSA in satisfaction of the Annex Joint Venture's obligation on the promissory note payable.

  The Partnership paid interest on all of its mortgages of $652,831, $872,502 and $1,134,571 in 1995, 1994 and 1993,
respectively. Each shopping center serves as collateral under its respective nonrecourse debt obligation.

  Maturities of the mortgages payable are as follows:

                                 1996          $   95,094
                                 1997           3,162,950
                                 1998              84,364
                                 1999              90,959
                                 2000              98,068
                              Thereafter        2,856,629
                                               $6,388,064

(5)  TRANSACTIONS WITH AFFILIATES

  The General Partners and other affiliates provide various services to support operating activities of the Partnership.
Expenses reflected in the accompanying statements of operations resulting from services provided by affiliates are detailed in the following table.

  Fees and other expenses paid to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                 1995            1994           1993
  Management fees              $94,180       $129,391       $154,200
  Reimbursable office
     expenses                   92,770        107,526        103,074
  Legal fees                     2,589            740          2,194

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $52,901 to Strawberry Fields and $2,728 for legal services, as of December 31, 1995.

(6)  INVESTMENT IN THE ANNEX

  On December 31, 1986, the Partnership and Brauvin Income Properties L.P. 6 ("BIP 6") formed a joint venture (the "Annex Joint Venture") to purchase the Annex, a shopping center located in Schaumburg, Illinois, for approximately $8,358,000. The Partnership had a 54% interest in the Annex and BIP 6 had a 46%
interest.   The Partnership consolidated the Annex joint venture
and recorded a minority interest balance to recognize the 46% interest of BIP 6. The purchase was funded with approximately $3,158,000 cash at closing and $5,200,000 from the proceeds of an interim loan.

  At the date of acquisition, the Annex was encumbered with an existing first mortgage loan of approximately $4,356,600. The outstanding principal balance was due on February 1, 1994. As this loan was non-prepayable, the joint venture deposited approximately $4,356,600 with Stewart Title Company (the "Title Company") and paid a fee of approximately $293,000 to the Title Company in 1986 to service this loan.

  On January 31, 1994, the Annex Joint Venture entered into a Reliance Agreement (the "Agreement") with the Title Company and agreed to, on behalf of the Title Company, by the lender, John Hancock Mutual Life Insurance Company (i) make a $1,000,000 paydown on the loan;(ii) pay the Lender an administrative fee of 1.5% of the loan balance, after the $1,000,000 paydown; and (iii) issue title insurance as required. As a condition to the Annex Joint Venture's agreement with the Title Company, the Title Company agreed to pay the Annex Joint Venture $5,000 per month commencing February 1, 1994 through January 31, 1995 and $6,000 per month thereafter. The Title Company also agreed to equally share with the Annex Joint Venture the 2.5% interest savings after the 1.5% administrative fee was paid, which the Annex Joint Venture was expected to receive upon maturity of the Agreement. In February

1994, the Title Company paid the Lender the $1,000,000 paydown, as required in the Agreement. In 1995 and 1994, the Annex received $5,000 and $55,000, respectively, from the Title Company, which was recorded as a reduction of interest expense on the property. The remaining amounts due from the Title Company were offset against amounts owed to the Title Company. The Partnership will not receive any additional payments under the Agreement.

  On May 15, 1995, title to the Annex, was transferred to AUSA through a sheriff's sale. As a result of reversion of the property to the lender, the Annex Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In addition, the Partnership recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses.

  The Annex Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Annex Joint Venture partnership agreement provides for the dissolution of the Annex Joint Venture upon mutual agreement of the Partnership and BIP 6. Accordingly, the Partnership and BIP 6 have agreed to dissolve and will formally terminate the Annex Joint Venture in 1996.

(7)                  OPERATING LEASES

  The Partnership is the lessor in numerous operating lease agreements. The following is a schedule of future minimum rental payments due to the Partnership under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995:

     Year ending December 31:
       1996                      $1,024,827
       1997                         850,749
       1998                         742,159
       1999                         605,158
       2000                         562,491
       Thereafter                 3,798,075
       Total                     $7,583,459

  Contingent rental income approximated $144,000, $117,000 and $124,000, in 1995, 1994 and 1993, respectively.

  Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from Food City, the anchor tenant of Crown Point, approximated 24.8%, 14.2% and 14.5% of rental income for the years ended December 31, 1995, 1994 and 1993, respectively.
Minimum rentals received from Winn Dixie and Walgreens, the anchor tenants of Sabal, approximated 13.7%, 9.2% and 8.0% of rental income and 7.7%, 5.0% and 4.4% of rental income for the years ended December 31, 1995, 1994 and 1993, respectively.

(8)           INVESTMENT IN AFFILIATED JOINT VENTURE

  The Partnership owns a 42% interest in Strawberry Fields, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields:

BALANCE SHEETS:                    December 31,      December 31,
                                           1995              1994
Land, building and personal
 property, net                       $7,399,044        $7,598,408
Other assets                             67,103           123,588
                                     $7,466,147        $7,721,996

Mortgage payable                     $5,943,617        $5,955,617
Other liabilities                        67,413            69,144
                                      6,011,030         6,024,761
Partner's capital                     1,455,117         1,697,234
                                     $7,466,147        $7,721,996


INCOME STATEMENTS:
                                       Years Ended December 31,
                                   1995         1994          1993
Rental income                  $  724,255   $  730,772   $  649,482
Other income                       65,549       64,118       69,438
                                  789,804      794,890      718,920

Mortgage and other
  interest                        533,317      548,281      488,819
Depreciation                      199,364      199,365      231,630
Operating and
  administrative expenses         299,240      280,934      287,769
Provision for investment
  property impairment                  --           --    1,000,000
                                1,031,921    1,028,580    2,008,218

Net loss                       $ (242,117)  $ (233,690) $(1,289,298)

                                                             SCHEDULE III
                                                    BRAUVIN REAL ESTATE FUND L.P. 5
                                                   (a Delaware limited partnership)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1995
                                                                                        Gross Amount at Which Carried
                                                      Initial Cost (a)                    at  Close of Period (b)
                                                        Buildings,                         Buildings,
                                                        Personal        Cost of            Personal
                                                       Property and    Subsequent          Property and
Accumulated
 Description     Location   Encumbrances(c)    Land   Improvements   Improvements   Land
Improvements  Total    Depreciation (b)
Crown Point
 Shopping Center   Tennessee  $3,275,000    $1,144,984 $4,579,939    $220,635    $1,144,984
$4,800,574  $ 5,945,558  $1,393,379
Sabal Palm Square
 Shopping Center   Florida     3,113,064     1,266,865  5,218,958     15,979      1,266,865
5,234,937    6,501,802   1,387,002
                              $6,388,064    $2,411,849 $9,798,897   $236,614     $2,411,849 $10,035,511
$12,447,360  $2,780,381

<F1>
NOTES:
   (a)  The cost of this real estate is $12,447,360 for tax purposes.  Buildings are depreciated over
        31.5 years and personal
        property over 5 years using the straight line method.  The properties were constructed between 1984 and 1985.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1995           1994            1993
          Balance at beginning of year                         $19,057,782    $19,924,353     $21,418,023
          Deduction-Provision for investment
          property impairment (d)                               (2,702,083)      (882,709)     (1,500,000)
          Deduction-For foreclosure of Annex (d)                (3,937,255)            --              --
          Additions-land, buildings and improvements                28,916         16,138           6,330
          Balance at end of year                               $12,447,360    $19,057,782     $19,924,353

          Accumulated depreciation                                 1995          1994             1993
          Balance at beginning of year                         $ 4,103,727    $ 3,679,898     $ 3,230,899
          Deduction-For foreclosure of Annex (d)                (1,587,255)            --              --
          Provision for depreciation                               263,909        423,829         448,999
          Balance at end of year                               $ 2,780,381    $ 4,103,727     $ 3,679,898

<F2>
   (c)  Encumbrances: See Note 4 of Notes to the Consolidated Financial Statements.
   (d)  The 1995, 1994 and 1993 balances reflect the allocation of a $2,702,083, $882,709 and
        $1,500,000 provision for investment property impairment in the Annex of Schaumburg.
        The 1995 balances also reflect the write-off of the Annex due to its foreclosure on May 15,
1995.