Form 10QSB
period 1996-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1996-05-14
CIK 762848

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1996

                                or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from        to

     Commission File Number   0-14481

                 Brauvin Real Estate Fund L.P. 5
      (Exact name of small business issuer as specified in its charter)

                 Delaware                 36-3432071
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification No.)

     150 South Wacker Drive, Chicago, Illinois  60606
     (Address of principal executive offices)  (Zip Code)

                          (312) 443-0922
       (Registrant's telephone number, including area code)

       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .

                              INDEX

                                                               Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Balance Sheet at March 31, 1996 . . . . . . . . .4

        Consolidated Statements of Operations for the
        three months ended March 31, 1996 and 1995 . . . . . . . . . .5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1996 and 1995 . . . . . . . . . .6

        Notes to Consolidated Financial Statements . . . . . . . . . .7

Item 2. Management's Discussion and Analysis or Plan
        of Operations. . . . . . . . . . . . . . . . . . . . . . . . .9

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 11

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 11

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 11

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                   PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Consolidated Balance Sheet as of March 31, 1996, Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                                    March 31,
                                                       1996
ASSETS
Cash and cash equivalents                                $   227,466
Tenant receivables (net of
 allowance of $30,846)                                       105,714
Escrow deposits                                              121,656
Other assets                                                 102,912
Due from affiliates                                            5,880
Investment in affiliated joint venture                       598,622
                                                           1,162,250

Investment in real estate, at cost:
 Land                                                      2,411,849
 Buildings                                                10,035,511
                                                          12,447,360
 Less: accumulated depreciation                           (2,847,518)
Total investment in real estate, net                       9,599,842
   Total Assets                                          $10,762,092

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                    $    93,493
Due to affiliates                                              8,895
Security deposits                                             40,985
Mortgages payable                                          6,369,430
   Total Liabilities                                       6,512,803

Minority interest in affiliated joint venture                993,289

Partners' Capital
General Partners                                             (33,284)
Limited Partners (9,914.5 limited
 partnership units issued and outstanding)                 3,289,284
   Total Partners' Capital                                 3,256,000
   Total Liabilities and Partners' Capital               $10,762,092

   See notes to consolidated financial statements (unaudited).

                CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 1996 and 1995
                           (UNAUDITED)

                                            1996             1995
INCOME
Rental                                       $404,057         $ 524,082
Interest                                          924             2,108
Other, primarily tenant expense
 reimbursements                                69,846           114,506
   Total income                               474,827           640,696

EXPENSES
Interest                                      140,281           165,927
Depreciation                                   67,137           101,427
Real estate taxes                              35,855           154,700
Repairs and maintenance                         5,055             2,925
Operating                                      46,235            72,690
General and administrative                     49,320            52,414
   Total expenses                             343,883           550,083

Equity in net loss from
 affiliated joint venture                     (11,868)          (22,254)

Income before minority interest's
 share in affiliated joint ventures           119,076            68,359

Minority interest's share of
 Sabal Palm's net income                      (59,829)          (52,209)

Minority interest's share of
 Annex's net loss                                  --             2,638

Net Income                                   $ 59,247          $ 18,788

Net Income Per Limited Partnership
 Interest (9,914.5 Units)                    $   5.92          $   1.88



   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1996 and 1995
                           (UNAUDITED)

                                                  1996        1995
Cash Flows From Operating Activities:
Net income                                          $  59,247    $ 18,788
Adjustments to reconcile net income to net
 cash provided by operating activities:
Equity in affiliated joint venture's
 net loss                                              11,868      22,254
Minority interest's share of Sabal Palm's
 net income                                            59,829      52,209
Minority interest's share of the Annex's
 net loss                                                  --      (2,638)
Provision for doubtful accounts                        12,160       3,300
Depreciation                                           67,137     101,427
Normalized rental revenue                               2,952      (3,297)
Changes in operating assets and liabilities:
 Decrease in tenant receivables, net                   16,446      51,503
 (Increase) decrease in escrow deposits               (26,107)     55,795
 Decrease in other assets                               6,354          75
 Increase in due from affiliates                       (5,880)       (110)
 Increase in cash held by receiver                         --     (64,072)
 Increase (decrease) in accounts payable
   and accrued expenses                                14,112     (39,426)
 Decrease in due to affiliates                        (43,838)         --
 Increase in security deposits                             --       4,138
Net cash provided by operating activities             174,280     199,946

Cash Flows From Investing Activities:
Capital expenditures                                       --     (11,500)
Cash distribution to Minority Partner-
 Sabal Palm                                           (70,500)    (56,400)
Cash used in investing activities                     (70,500)    (67,900)

Cash Flows From Financing Activities:
Repayment of mortgages                                (18,634)    (20,468)
Cash used in financing activities                     (18,634)    (20,468)

Net increase in cash and cash equivalents              85,146     111,578
Cash and cash equivalents at beginning
 of period                                            142,320     106,289
Cash and cash equivalents at end of period           $227,466    $217,867



   See notes to consolidated financial statements (unaudited).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the three months ended March 31, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $28,556        $34,675
     Reimbursable office expenses              19,033         25,621
     Legal fees                                 4,480             --

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $2,728 and $19,197 for legal services, as of March 31, 1996 and 1995, respectively.

(4)  INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 42% interest in Strawberry Fields and accounts for its investment under the equity method. The following are condensed income statements for Strawberry Fields:

     INCOME STATEMENTS:
                                                Three Months Ended March 31,
                                        1996           1995

     Rental income                         $207,031       $196,529
     Interest income                             65            --
                                            207,096        196,529

     Interest                               114,901        137,070
     Depreciation                            50,010         49,841
     Operating and
       administrative expenses               70,441         62,603
                                            235,352        249,514
     Net loss                              $(28,256)      $(52,985)

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operations.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Crown Point at March 31, 1996 and December 31, 1995 was 98% as compared to 95% at March 31, 1995. The Partnership is continuing to work to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the three months ended March 31, 1996.

     At Sabal Palm the occupancy level at March 31, 1996 continues to be at 99% as it was at March 31, 1995 and December 31, 1995. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Strawberry Fields operated at a positive cash flow for the three months ended March 31, 1996. The occupancy level at Strawberry Fields at March 31, 1996 and December 31, 1995 was 83% as compared to 85% at March 31, 1995.

     The General Partners of the Partnership expect to distribute proceeds from operations, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the partnership agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations - Three Months Ended March 31, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated net income of $59,000 for the three months ended March 31, 1996 as compared to net income of $19,000 for the same three month period in 1995. The $40,000 increase in net income resulted primarily from the net of a $166,000 decrease in total income and a $206,000 decrease in total expenses.

     Total income for the three months ended March 31, 1996 was $475,000 as compared to $641,000 for the same three month period in 1995, a decrease of $166,000. The $166,000 decrease resulted primarily from the foreclosure of the Annex on May 15, 1995. Total income for the Annex for the three months ended March 31, 1995 was $194,000. This decrease in the Annex income was partially offset by an increase in income at Sabal Palm of $14,000 and an increase at Crown Point of $14,000. The increase at Crown Point was primarily due to the occupancy rate increasing from 95% at March 31, 1995 to 98% at March 31, 1996.

     For the three months ended March 31, 1996, total expenses were $344,000 as compared to $550,000 for the same three month period in 1995, a decrease of $206,000. The $206,000 decrease in total expenses resulted primarily from the foreclosure of the Annex. Total expenses for the Annex for the three months ended March 31, 1995 was $200,000. The total expenses at the remaining properties for the three months ended March 31, 1996 held constant with the total expenses for the same three month period in 1995.

     Interest expense at Crown Point and Strawberry Fields decreased a total of $34,000 due to the refinancing of the Crown Point loan on December 28, 1995 and the restructuring of the Strawberry loan on November 1, 1995. These decreases in interest expense at Crown Point and Strawberry Fields were offset by slight increases in real estate taxes, operating expenses and general and administrative expenses.

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

                         DATE:  May 14, 1996


                         BY:    /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer
                                and Treasurer

                         DATE:  May 14, 1996