Form 10QSB
period 1996-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1996-08-13
CIK 762848

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 1996

                                or

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

                          (312) 443-0922
         (Issuer's telephone number, including area code)


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

        Consolidated Balance Sheet at June 30, 1996. . . . . . . . . .4

        Consolidated Statements of Operations for the
        Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . .5

        Consolidated Statements of Operations for the
        Three Months Ended June 30, 1996 and 1995. . . . . . . . . . .6

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . .7

        Notes to Consolidated Financial Statements . . . . . . . . . .8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 13

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 13

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 13

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Consolidated Balance Sheet as of June 30, 1996, Consolidated Statements of Operations for the six and three months ended June 30, 1996 and 1995 and Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                                     June 30,
                                                       1996
ASSETS
Cash and cash equivalents                                $   270,759
Tenant receivables (net of
 allowance of $26,903)                                        85,547
Escrow deposits                                              156,078
Other assets                                                 103,101
Due from affiliates                                            5,880
Investment in affiliated joint venture                       589,324
                                                           1,210,689
Investment in real estate, at cost:
 Land                                                      2,411,849
 Buildings                                                10,038,514
                                                          12,450,363
 Less: accumulated depreciation                           (2,914,821)
Total investment in real estate, net                       9,535,542
   Total Assets                                          $10,746,231

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                    $   130,979
Security deposits                                             40,985
Mortgages payable                                          6,344,455
   Total Liabilities                                       6,516,419

Minority interest in affiliated joint venture                972,617

Partners' Capital
General Partners                                             (33,272)
Limited Partners (9,914.5 limited
 partnership units issued and outstanding)                 3,290,467
   Total Partners' Capital                                 3,257,195

   Total Liabilities and Partners' Capital               $10,746,231


   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Six Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                            1996             1995
INCOME
Rental                                       $714,706        $  915,268
Interest                                        2,421             4,477
Other, primarily tenant expense
 reimbursements                                76,178           198,213
   Total income                               793,305         1,117,958

EXPENSES
Interest                                      279,007           319,206
Depreciation                                  134,440           184,974
Real estate taxes                              68,705           188,490
Repairs and maintenance                        12,124            23,584
Operating                                      80,711           142,236
General and administrative                     97,553           122,825
Provision for investment
 property impairment                               --         2,649,046
   Total expenses                             672,540         3,630,361

Equity in net loss from
 affiliated joint venture                     (21,166)          (40,853)

Income (loss) before minority
 interest's share in affiliated
 joint ventures                                99,599        (2,553,256)

Minority interest's share of
 Sabal Palm's net income                      (39,157)          (56,720)

Minority interest's share of
 Annex's net income                                --          (231,115)

Income (loss) before
 extraordinary item                            60,442        (2,841,091)

Extraordinary gain on
 extinguishment of Annex debt                      --         3,021,766

Net Income                                   $ 60,442        $  180,675

Net Income Per Limited Partnership
 Interest (9,914.5 Units)                       $6.04            $18.04



   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                            1996             1995
INCOME
Rental                                       $310,649         $ 391,186
Interest                                        1,497             2,369
Other, primarily tenant expense
 reimbursements                                 6,332            83,707
   Total income                               318,478           477,262

EXPENSES
Interest                                      138,726           153,279
Depreciation                                   67,303            83,547
Real estate taxes                              32,850            33,790
Repairs and maintenance                         7,069            19,818
Operating                                      34,476            70,449
General and administrative                     48,233            70,349
Provision for investment
 property impairment                               --         2,649,046
   Total expenses                             328,657         3,080,278

Equity in net loss from
 affiliated joint venture                      (9,298)          (18,599)

Loss before minority interest's
 share in affiliated
 joint ventures                               (19,477)       (2,621,615)

Minority interest's share of
 Sabal Palm's net loss (income)                20,672            (4,511)

Minority interest's share of
 Annex's net income                                --          (233,753)

Income(loss) before extraordinary
 item                                           1,195        (2,859,879)

Extraordinary gain on
 extinguishment of Annex debt                      --         3,021,766

Net Income                                   $  1,195        $  161,887

Net Income Per Limited Partnership
 Interest (9,914.5 Units)                       $0.12            $16.16

   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                                  1996        1995
Cash Flows From Operating Activities:
Net income                                          $  60,442  $  180,675
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for investment property impairment               --   2,649,046
Extraordinary gain on extinguishment
 of Annex debt                                             --  (3,021,766)
Equity in affiliated joint venture's
 net loss                                              21,166      40,853
Minority interest's share of Sabal Palm's
 net income                                            39,157      56,720
Minority interest's share of the Annex's
 net income                                                --     231,115
Provision for doubtful accounts                         8,217       3,061
Depreciation                                          134,440     184,974
Normalized rental revenue                               5,625       1,130
Changes in operating assets and liabilities:
 Decrease (increase) in tenant receivables, net        37,883     (10,007)
 (Increase) decrease in escrow deposits               (60,529)    100,946
 Decrease in other assets                               6,165       2,888
 (Increase) decrease in due from affiliates            (5,880)     36,258
 Increase (decrease) in accounts payable
   and accrued expenses                                51,598    (108,234)
 Decrease in due to affiliates                        (52,733)    (20,102)
 Increase in security deposits                             --       3,586
Net cash provided by operating activities             245,551     331,143

Cash Flows From Investing Activities:
Capital expenditures                                   (3,003)    (11,500)
Cash distribution to Minority Partner-
 Sabal Palm                                           (70,500)    (56,400)
Cash used in investing activities                     (73,503)    (67,900)

Cash Flows From Financing Activities:
Repayment of mortgages                                (43,609)   (186,585)
Cash used in financing activities                     (43,609)   (186,585)

Net increase in cash and cash equivalents             128,439      76,658
Cash and cash equivalents at beginning
 of period                                            142,320     106,289
Cash and cash equivalents at end of period           $270,759    $182,947

   See notes to consolidated financial statements (unaudited).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the six months ended June 30, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $49,387        $53,525
     Reimbursable office expenses              38,400         48,105
     Legal fees                                 4,723            382

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $2,193 and $3,028 for legal services, as of June 30, 1996 and 1995, respectively.

(4)  INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 42% interest in Strawberry Fields and accounts for its investment under the equity method. The following are condensed statements of operations for Strawberry Fields:

     STATEMENTS OF OPERATIONS:
                                                  Six Months Ended June 30,
                                         1996          1995
     Rental income                          $420,825        $398,406
     Interest income                             174              79
                                             420,999         398,485

     Interest                                225,219         274,140
     Depreciation                            100,074          99,682
     Operating and
       administrative expenses               146,101         121,931
                                             471,394         495,753
     Net loss                               $(50,395)       $(97,268)

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Crown Point at June 30, 1996 and
December 31, 1995 was 98% as compared to 95% at June 30, 1995. The Partnership is continuing to work to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the six months ended June 30, 1996.

     At Sabal Palm the occupancy level at June 30, 1996 was 97% as compared to 99% at June 30, 1995 and December 31, 1995. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Strawberry Fields operated at a positive cash flow for the six months ended June 30, 1996. The occupancy level at Strawberry
Fields at June 30, 1996 was 90% as compared to 83% at December 31, 1995 and 82% at June 30, 1995.

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

Results of Operations - Six Months Ended June 30, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated net income of $60,000 for the six months ended June 30, 1996 as compared to net income of $180,000 for the same six month period in 1995. The $120,000 decrease in net income resulted primarily from the decrease in the Partnership's share of the Annex income due to its foreclosure on May 15, 1995.

     Total income for the six months ended June 30, 1996 was $793,000 as compared to $1,118,000 for the same six month period in 1995, a decrease of $325,000. The $325,000 decrease resulted primarily from the foreclosure of the Annex on May 15, 1995. Total income for the Annex for the six months ended June 30, 1995 was $340,000. This $340,000 decrease in the Annex income was offset by a $68,000 increase in total income at Crown Point and a $52,000 decrease in total income at Sabal Palm. The increase at Crown Point was primarily due to a $43,000 increase in rental income which was a result of the occupancy rate increasing from 95% at June 30, 1995 to 98% at June 30, 1996. The $52,000 decrease in total income at Sabal was a result of a $39,000 decrease in tenant reimbursables. The $39,000 decrease was the result of an adjustment from a prior period. Due to the slight decrease in occupancy at Sabal, rental income decreased $13,000.

     For the six months ended June 30, 1996, total expenses were $673,000 as compared to $3,630,000 for the same six month period in 1995, a decrease of $2,957,000. The $2,957,000 decrease in total expenses resulted primarily from the $2,649,000 provision for investment property impairment for the Annex in 1995. Total expenses for the Annex for the six months ended June 30, 1995 were $266,000. The total expenses at the remaining properties for the six months ended June 30, 1996 held constant with the total expenses for the same six month period in 1995.

     Interest expense at Crown Point decreased $26,000 due to the decrease of the interest rate from 9.69% to 7.55% as a result of the refinancing of its mortgage loan on December 28, 1995. This decrease in interest expense at Crown Point was offset by slight increases in real estate taxes, operating expenses and general and administrative expenses.

Results of Operations - Three Months Ended June 30, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated net income of $1,000 for the three months ended June 30, 1996 as compared to net income of $162,000 for the same three month period in 1995. The $161,000 decrease in net income resulted primarily from the decrease in the Partnership's share of the Annex income due to its foreclosure on May 15, 1995.

     Total income for the three months ended June 30, 1996 was $318,000 as compared to $477,000 for the same three month period in 1995, a decrease of $159,000. The $159,000 decrease resulted primarily from the foreclosure of the Annex on May 15, 1995. Total income for the Annex for the period April 1, 1995 to May 15, 1995 was $146,000. This decrease in the Annex income was partially offset by a $34,000 increase in rental income at Crown Point. The increase at Crown Point was primarily due to the occupancy rate increasing from 95% at June 30, 1995 to 98% at June 30, 1996.

     For the three months ended June 30, 1996, total expenses were $329,000 as compared to $3,080,000 for the same three month period in 1995, a decrease of $2,751,000. The $2,751,000 decrease in total expenses resulted primarily from the $2,649,000 provision for investment property impairment for the Annex in 1995. All expenses decreased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due to the foreclosure of the Annex on May 15, 1995. Total expenses for the Annex for the period April 1, 1995 to May 15, 1995 was $66,000. General and administrative expenses decreased $22,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was due to the $20,000 decrease in administrative costs associated with the foreclosure of the Annex in 1995.

     Interest expense at Crown Point decreased $14,000 due to the decrease of the interest rate from 9.69% to 7.55% as a result of the refinancing of its mortgage loan on December 28, 1995. This decrease in interest expense at Crown Point was offset by slight increases in operating and repairs and maintenance expenses.

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



                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 5



                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors and President

                         DATE:  August 13, 1996


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                and Treasurer

                         DATE:  August 13, 1996