Form 10QSB
period 1996-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1996-11-13
CIK 762848

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 1996

                                or

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

                              INDEX

                                                                Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .  3

        Consolidated Balance Sheet at September 30, 1996 . . . . . . .  4

        Consolidated Statements of Operations for the
        Nine Months Ended September 30, 1996 and 1995. . . . . . . . .  5

        Consolidated Statements of Operations for the
        Three Months Ended September 30, 1996 and 1995 . . . . . . . .  6

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1996 and 1995. . . . . . . . .  7

        Notes to Consolidated Financial Statements . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . 15

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 15

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Consolidated Balance Sheet as of September 30, 1996, Consolidated Statements of Operations for the nine and three months ended September 30, 1996 and 1995 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    CONSOLIDATED BALANCE SHEET
                        September 30, 1996
                           (Unaudited)

ASSETS
Cash and cash equivalents                                   $   293,724
Tenant receivables (net of allowance of $16,452)                 81,623
Escrow deposits                                                 193,315
Other assets                                                     94,879
Due from affiliates                                               5,880
Investment in affiliated joint venture                          588,151
                                                              1,257,572
Investment in real estate, at cost:
 Land                                                         2,411,849
 Buildings                                                    9,737,955
                                                             12,149,804
 Less: Accumulated depreciation                              (2,681,647)
Total investment in real estate, net                          9,468,157

   Total Assets                                             $10,725,729


LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                       $   168,180
Security deposits                                                40,985
Mortgages payable                                             6,318,972
   Total Liabilities                                          6,528,137

Minority interest in affiliated joint venture                   947,593

Partners' Capital
General Partners                                                (33,343)
Limited Partners (9,914.5 limited partnership
 units issued and outstanding)                                3,283,342
   Total Partners' Capital                                    3,249,999

   Total Liabilities and Partners' Capital                  $10,725,729


   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                               1996         1995
INCOME
Rental                                          $  995,316    $1,230,385
Interest                                             5,953         6,685
Other, primarily tenant expense
 reimbursements                                    118,063       239,802
   Total income                                  1,119,332     1,476,872

EXPENSES
Interest                                           418,005       473,174
Depreciation                                       201,826       201,494
Real estate taxes                                  101,768       219,840
Repairs and maintenance                             19,681        52,663
Operating                                          114,083       177,159
General and administrative                         148,402       348,790
Provision for investment
 property impairment                                    --     2,702,083
   Total expenses                                1,003,765     4,175,203

Equity in net loss from
 affiliated joint venture                          (22,337)      (65,719)

Income (loss) before minority
 interest's share in affiliated
 joint ventures                                     93,230    (2,764,050)

Minority interest's share of
 Sabal Palm's net income                           (39,982)      (53,436)

Minority interest's share of
 Annex's net income                                     --      (231,115)

Income (loss) before
 extraordinary item                                 53,248    (3,048,601)

Extraordinary gain on
 extinguishment of Annex debt                           --     3,177,788

Net Income                                      $   53,248    $  129,187

Net Income Per Limited Partnership
 Interest (9,914.5 Units)                       $     5.32    $    12.90



   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                               1996         1995
INCOME
Rental                                           $280,611      $315,117
Interest                                            3,532         2,208
Other, primarily tenant expense
 reimbursements                                    41,885        41,589
   Total income                                   326,028       358,914

EXPENSES
Interest                                          138,998       153,968
Depreciation                                       67,386        16,519
Real estate taxes                                  33,063        31,350
Repairs and maintenance                             7,556        29,080
Operating                                          33,373        34,923
General and administrative                         50,850       225,964
Provision for investment
 property impairment                                   --        53,037
   Total expenses                                 331,226       544,841

Equity in net loss from
 affiliated joint venture                          (1,172)      (24,867)

Loss before minority interest's share
 in affiliated joint ventures                      (6,370)     (210,794)

Minority interest's share of
 Sabal Palm's net (income) loss                      (825)        3,284

Loss before extraordinary item                     (7,195)     (207,510)

Extraordinary gain on
 extinguishment of Annex debt                          --       156,022

Net Loss                                         $ (7,195)     $(51,488)

Net Loss Per Limited Partnership
 Interest (9,914.5 Units)                        $  (0.72)     $  (5.14)




   See notes to consolidated financial statements (unaudited).

                CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                                      1996         1995
Cash Flows From Operating Activities:
Net income                                           $ 53,248   $  129,187
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for investment property impairment               --    2,702,083
Extraordinary gain on extinguishment of
 Annex debt                                                --   (3,177,788)
Equity in net loss from affiliated joint venture       22,337       65,719
Minority interest's share of Sabal Palm's
 net income                                            39,982       53,436
Minority interest's share of the Annex's
 net income                                                --      231,115
Provision for doubtful accounts                        11,822        4,861
Depreciation                                          201,826      201,494
Normalized rental revenue                               7,123        4,636
Changes in operating assets and liabilities:
 Decrease (increase) in tenant receivables, net        36,703      (26,498)
 (Increase) decrease in escrow deposits               (97,766)      12,172
 Decrease (increase) in other assets                   14,387      (23,055)
 (Increase) decrease in due from affiliates           (58,613)     193,095
 Increase (decrease) in accounts payable
   and accrued expenses                                88,799      (48,465)
 Increase in due to affiliates                             --       26,008
 Increase in security deposits                             --        3,586
Net cash provided by operating activities             319,848      351,586

Cash Flows From Investing Activities:
Capital expenditures                                   (3,003)     (11,500)
Cash distribution to Minority Partner-Sabal Palm      (96,350)     (82,250)
Cash used in investing activities                     (99,353)     (93,750)

Cash Flows From Financing Activities:
Repayment of mortgages                                (69,091)    (204,177)
Cash used in financing activities                     (69,091)    (204,177)

Net increase in cash and cash equivalents             151,404       53,659
Cash and cash equivalents at beginning of period      142,320      106,289
Cash and cash equivalents at end of period           $293,724    $ 159,948




   See notes to consolidated financial statements (unaudited).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the nine months ended September 30, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $69,808        $74,576
     Reimbursable office expenses              63,025         70,605
     Legal fees                                 4,746          1,084

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $2,193 and $2,728 for legal services, as of September 30, 1996 and 1995, respectively.

(4)  INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 42% interest in Strawberry Fields and accounts for its investment under the equity method. The following are condensed statements of operations for Strawberry Fields:

     STATEMENTS OF OPERATIONS:

                                  Nine Months Ended September 30,
                                            1996         1995
     Rental and other income              $644,797     $ 584,631
     Interest income                           420           540
                                           645,217       585,171

     Interest expense                      337,029       411,211
     Depreciation                          150,186       149,523
     Operating and
       administrative expenses             211,186       180,912
                                           698,401       741,646

     Net loss                             $(53,184)    $(156,475)

(5)  SABAL PALM'S MORTGAGE PAYABLE

     The Sabal Palm's mortgage loan matures on February 1, 1997. The General Partners are currently working with third party lenders to refinance this loan when it matures. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Crown Point at September 30, 1996 and at December 31, 1995 was 98% as compared to 95% at September 30,
1995. The Partnership is continuing to work to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the nine months ended September 30, 1996.

     At Sabal Palm the occupancy level at September 30, 1996 was 91% as compared to 99% at December 31, 1995 and at September 30, 1995. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986. The Sabal Palm's mortgage loan matures on February 1, 1997. The General Partners are currently working with third party lenders to refinance this loan when it matures. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

     Strawberry Fields operated at a positive cash flow for the nine months ended September 30, 1996. The occupancy level at Strawberry Fields at September 30, 1996 was 90% as compared to 83% at December 31, 1995 and at September 30, 1995.

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

Results of Operations-Nine Months Ended September 30, 1996 and 1995 (Amounts rounded to 000's)

     The Partnership generated net income of $53,000 for the nine months ended September 30, 1996 as compared to net income of $129,000 for the same nine month period in 1995. The $76,000 decrease in net income resulted primarily from the decrease in the Partnership's share of the Annex income due to its foreclosure on May 15, 1995.

     Total income for the nine months ended September 30, 1996 was $1,119,000 as compared to $1,477,000 for the same nine month period in 1995, a decrease of $358,000. The $358,000 decrease resulted primarily from the foreclosure of the Annex on May 15, 1995. Total income for the Annex for the nine months ended September 30, 1995 was $343,000. Total income for the remaining properties for the nine months ended September 30, 1995 was $1,134,000 as compared to the total income for the nine months ended September 30, 1996 of $1,119,000, a decrease of $15,000. The decrease of $15,000 in total income was mainly due to a $5,000 decrease in rental income and a $11,000 decrease in tenant expense reimbursements. Total income at Crown Point increased $39,000 and Sabal Palm's total income decreased $52,000. The $39,000 increase in total income at Crown Point consisted primarily of a $22,000 increase in rental income and a $15,000 increase in tenant expense reimbursements. Crown Point's $22,000 increase in rental income was a result of rent increases implemented in 1996. The $15,000 increase in Crown Point's tenant expense reimbursements for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 occurred because the estimate of tenant expense reimbursements at nine months ended September 30, 1995 was lower than the actual tenant expense reimbursements incurred at December 31, 1995. The $52,000 decrease in total income at Sabal Palm consisted primarily of a $27,000 decrease in rental income and a $26,000 decrease in tenant expense reimbursements. Sabal Palm's $27,000 decrease in rental income was a result of occupancy decreasing from 99% at September 30, 1995 to 91% at September 30, 1996. The $26,000 decrease in Sabal Palm's tenant expense reimbursements for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was a result of a $35,000 adjustment for 1995 tenant expense reimbursements being made in 1996.

     For the nine months ended September 30, 1996, total expenses were $1,004,000 as compared to $4,175,000 for the same nine month period in 1995, a decrease of $3,171,000. The $3,171,000 decrease in total expenses resulted primarily from the $2,702,000 provision for investment property impairment for the Annex in 1995. Total expenses for the Annex for the nine months ended September 30, 1995 were $372,000. Total expenses for the remaining properties for the nine months ended September 30, 1995 was $1,101,000 as compared to the total expenses for the nine months ended September 30, 1996 of $1,004,000, a decrease of $97,000. The $97,000 decrease in total expense primarily resulted from a $42,000 decrease in interest expense, $26,000 decrease in repairs and maintenance and a $24,000 decrease in general and administrative expense.

     The $42,000 decrease in interest expense was primarily a result of a $41,000 decrease in interest expense at Crown Point. This $41,000 decrease at Crown Point was a direct result of the refinancing of the mortgage loan on December 28, 1995 when the interest rate decreased from 9.69% to 7.55%.

     Repairs and maintenance decreased $26,000 when comparing the nine months ended September 30, 1995 (excluding the Annex) with the nine months ended September 30, 1996. This $26,000 decrease resulted mainly from a $17,000 decrease in parking lot repairs at Crown Point.

     The $24,000 decrease in general and administrative expense was mainly attributed to the decrease in the Partnership's administrative expenses that were associated with the Annex bankruptcy.

Results of Operations-Three Months Ended September 30, 1996 and
1995 (Amounts rounded to 000's)

     The Partnership generated net loss of $7,000 for the three months ended September 30, 1996 as compared to a net loss of $51,000 for the same three month period in 1995. The $44,000 increase in net income resulted primarily from the decrease of $54,000 in total expenses (excludes the Annex's expenses of $160,000) and a $22,000 decrease in the Partnership's minority share of Strawberry's net loss. These decreases were offset by a decrease in total income (excludes the Annex's total income of $4,000) of $29,000.

     Total income for the three months ended September 30, 1996 was $326,000 as compared to $359,000 for the same three month period in 1995, a decrease of $33,000. The $33,000 decrease in total income resulted primarily from a $34,000 decrease in rental income. The $34,000 decrease in rental income was a result of a $13,000 decrease in rental income at Sabal Palm and a decrease of $21,000 in rental income at Crown Point. The $13,000 decrease in rental income at Sabal Palm was due to the occupancy rate decreasing from 98% at September 30, 1995 to 91% at September 30, 1996 while the $21,000 decrease in rental income at Crown Point was due to percentage rent decreasing $27,000. The $27,000 decrease in percentage rent was mainly due to the timing of the percentage rent calculations for 1995 and 1996. Percentage rent was billed during the second quarter in 1996 and was billed during the third quarter in 1995.

     For the three months ended September 30, 1996, total expenses were $331,000 as compared to $545,000 for the same three month period in 1995, a decrease of $214,000. The $214,000 decrease in total expenses consisted of $160,000 in total expenses for the Annex and $54,000 in total expenses for the remaining properties. The $54,000 decrease in total expenses for the remaining properties was mainly due to a $15,000 decrease in interest expense, a $22,000 decrease in repairs and maintenance and a $14,000 decrease in general and administrative expenses.

     The $15,000 decrease in interest expense was primarily due to a $14,000 decrease in interest expense at Crown Point. Interest expense at Crown Point decreased $14,000 due to the decrease of the interest rate from 9.69% to 7.55% as a result of the refinancing of its mortgage loan on December 28, 1995.

     Repairs and maintenance decreased $22,000 when comparing the three months ended September 30, 1996 to the three months ended
September 30, 1995. This $22,000 decrease in repairs and maintenance was primarily due to a $17,000 decrease in parking lot repairs at Crown Point.

     The $14,000 decrease in general and administrative expenses was mainly attributed to the decrease in the Partnership's administrative expenses that were associated with the Annex bankruptcy.

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

                         DATE:  November 13, 1996


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                and Treasurer

                         DATE:  November 13, 1996