Form 10KSB
period 1996-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1997-03-31
CIK 762848

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended   December 31, 1996

                                or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-14481

                Brauvin Real Estate Fund L.P. 5
     (Name of small business issuer in its charter)

              Delaware                        36-3432071
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)

   150 South Wacker Drive, Chicago, Illinois          60606
    (Address of principal executive offices)       (Zip Code)

                        (312) 443-0922
                    (Issuer's telephone number)

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

   Securities registered pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests
                         (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling
requirements for the past 90 days. Yes X   No   .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,519,604.

The aggregate sales price of the limited partnership interests of the issuer (the "Units") to unaffiliated investors of the issuer was $9,914,500. This does not reflect market value. This is the price at which the Units were sold to the public. There is no current established trading market for these Units, nor have any Units been sold within the last 60 days prior to this filing.

Portions of the Prospectus of the registrant dated March 1, 1985, as supplemented, and filed pursuant to Rule 424(b) and 424(c)under the Securities Act of 1933, as amended, are incorporated by reference into Parts II and III of this Annual Report on Form
10-KSB.

                 BRAUVIN REAL ESTATE FUND L.P. 5
                  1996 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                    Page
Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2.  Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .13

Item 4.  Submission of Matters to a Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .13

                             PART II
Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters. . . . . . . .14
Item 6.  Management's Discussion and Analysis or Plan
         of Operation . . . . . . . . . . . . . . . . . . . . . . . .14

Item 7.  Financial Statements and Supplementary Data. . . . . . . . .21

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . .21

                             PART III
Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act. . . . . . . . . . . . . . . . . . . . .22

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . 24

Item 11. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . .25

Item 12. Certain Relationships and Related Transactions . . . . . . .25

Item 13. Exhibits, Consolidated Financial Statements and
         Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .27

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

                              PART I

Item 1. Description of Business.

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

  As of December 31, 1995, the Partnership had acquired one rental property, a 42% interest in a joint venture which acquired a second rental property and a 53% interest in a joint venture which acquired a third rental property. A fourth rental property which the Partnership had acquired a 54% interest in a joint venture was foreclosed upon on May 15, 1995 and the joint venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

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

  Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Non-anchor tenant average rental rates, expressed per square foot per year, have increased at the Crown Point property located in Kingsport, Tennessee, from approximately $8.90 per square foot in 1993 to approximately $10.30 per square foot in 1996. However, the Partnership has not benefitted greatly from these increases due to the existence of several leases that were negotiated in prior years. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have declined from approximately $13.71 per square foot in 1993 to approximately $11.73 per square foot in 1996. Similarly, the average rental rates for non-anchor tenants at Strawberry Fields in West Palm Beach, Florida have declined from approximately $12.21 per square foot in 1993 to approximately $7.60 per square foot in 1996.

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

Item 2.         Description of Properties.

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

  During the year ended December 31, 1996, the Partnership owned the properties described below:

(a) Crown Point Shopping Center ("Crown Point")

  On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point is composed of a main building, constructed in two phases, and two outparcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one outparcel building were completed in 1984. Phase II of Crown Point and the other outparcel building were completed in 1985. The anchor tenant is a Food City grocery. Burger King, a division of Grand Metropolitan PLC, is located on one of the outparcel buildings which is also owned by the Partnership. Crown Point was 98% occupied at December 31, 1996.

  The Partnership purchased Crown Point for $5,341,696 consisting of approximately $1,775,000 paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696. The lender provided the first mortgage loan through the sale of tax-exempt bonds. The loan had a 30-year term and bore interest at the rate of 9.69% per annum. The lender had the option to call this loan on December 1, 1994 or on any subsequent fifth anniversary thereof. On November 22, 1994, NationsBank of Tennessee, (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender where the Lender agreed to forbear from pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). During the First Forbearance Period the terms and conditions of the mortgage remained unchanged. Effective September 1, 1995, the Lender agreed to further forebear from pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the Second Forbearance Period the terms and conditions of the mortgage also remained unchanged. Subsequent to December 1, 1995, the Lender verbally agreed to forebear from pursuing remedies with respect to defaults through December 31, 1995 in light of the ongoing refinancing negotiations with NationsBanc Mortgage Capital Corporation, a Texas corporation with principal offices in Charlotte, North Carolina. On December 28, 1995, the loan balance was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%. The outstanding mortgage balance encumbered by the property is $3,208,267 at December 31, 1996. The outstanding mortgage balance is currently being amortized based on a twenty year term and has a maturity of January 1, 2003.

  The occupancy rate and average annual base rent per square foot at December 31, 1996 and 1995 are as follows:

                             1996      1995
Occupancy Rate                98%       98%
Average Annual Base
Rent Per Square Foot        $ 7.19    $ 6.73


  Crown Point has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                           Annual    Lease
                 Square      Base   Expiration  Renewal     Nature of
Tenant            Feet      Rent      Date     Options      Business
Food City        39,652   $257,738   8/2004   5/5 yrs ea.   Food Store
Contel
  Cellular       12,800     64,000   8/99       None        Telecom-
                                                             munication
                                                             Services
Others           17,800    183,380  Various     Various
Vacant            1,200         --
                 71,452   $505,118

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

  In February 1993, the Strawberry Joint Venture finalized a refinancing of the first mortgage loan on Strawberry Fields (the "Refinancing") with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. From November 1, 1997 through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate. The outstanding mortgage balance encumbered by the property is $5,799,617 at December 31, 1996.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988, however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005 the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 101,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of PepsiCo, and Flagler National Bank. Strawberry Fields was 87% occupied at December 31, 1996.

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

  The occupancy rate and average annual base rent per square foot at December 31, 1996 and 1995 are as follows:

                             1996      1995
Occupancy Rate                87%      83%
Average Annual Base
Rent Per Square Foot         $7.49    $7.47

  Strawberry Fields has one tenant which individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                                Annual     Lease
                       Square   Base   Expiration    Renewal   Nature of
Tenant                  Feet    Rent       Date      Options   Business
Florida Choice (1)
(sublet by Syms)      54,300  $380,100    3/2005   8/5 yrs ea.   Discount
                                                                 Clothing
Others                35,939   273,235    Various  Various
Vacant                13,375        --
                     103,614  $653,335

  (1) Includes Syms and Florida Choice base rent.

(c) Sabal Palm Square ("Sabal Palm")

  On October 31, 1986, the Partnership and BREF 4 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 53% interest in the joint venture which owns Sabal Palm and BREF 4 has a 47% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and now requires payments of principal and interest based on a 30-year amortization schedule. The outstanding mortgage balance encumbered by the property is $3,084,703 at December 31, 1996.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  The Partnership consolidated the Sabal Palm Joint Venture and has recorded a minority interest balance to recognize the 47% interest of BREF 4.

  Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn-Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm was 92% occupied at December 31, 1996.

  The occupancy rate and average annual base rental per square foot at December 31, 1996 and 1995 are as follows:

                                 1996     1995

Occupancy Rate                    92%      99%
Average Annual Base
Rental Per Square Foot           $6.37   $6.59

  Sabal Palm has two tenants which individually occupy ten percent or more of the net rentable square feet. The following is a summary of the tenant rent roll at December 31, 1996:

                            Annual    Lease
                   Square   Base   Expiration   Renewal     Nature of
Tenant              Feet    Rent       Date     Options      Business
Winn-Dixie        41,983  $142,406    4/2005   5/5 yrs ea.  Food Store
Walgreens         13,000    81,252    4/2025   2/5 yrs ea.  Drug Store
Others            27,025   317,042    Various   Various
Vacant             6,925        --
                  88,933  $540,700

  Prior to May 1995 the Partnership owned a joint venture interest in the following:

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

  The revised promissory note payable bore interest at a rate of 10% per annum, with monthly payments of principal and interest based upon a 30-year amortization schedule of $45,630 commencing December 1, 1989. The remaining principal balance of approximately $5,023,000 matured on November 1, 1994. The note was collateralized by a first mortgage lien on the Annex. Interest paid approximated $17,700 in 1995.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                        PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1996, there were 800 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1996 and 1995.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

  Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Description of Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through refinancing of the mortgages when they mature.

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point has remained at 98% at December 31, 1996 and 1995. The Partnership is continuing to work to sustain the occupancy level of Crown Point.

  On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender where the Lender agreed to forbear from pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). During the First Forbearance Period the terms and conditions of the mortgage remained unchanged. Effective September 1, 1995, the Lender agreed to further forebear from pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the Second Forbearance Period the terms and conditions of the mortgage
also remained unchanged.   Subsequent to December 1, 1995, the
Lender verbally agreed to forebear from pursuing remedies with respect to defaults through December 31, 1995 in light of the ongoing refinancing negotiations with NationsBanc Mortgage Corporation, a Texas corporation with principal offices in Charlotte, North Carolina. On December 28, 1995, the loan balance was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. Strawberry Fields generated positive operating cash flow in 1996 compared to negative operating cash flow in 1995. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 87% at December 31, 1996. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

  On September 18, 1995, the Strawberry Joint Venture notified the Strawberry Lender that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997 and through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of Sabal Palm which stood at 92% as of December 31, 1996. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have affected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

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

  These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates have generally improved over the past year at all remaining properties; however, they remain below where they were when the properties were acquired. The specific impact of these economic conditions on 1996 and 1995 results are discussed in the section "Results of Operations - 1996 Compared to 1995", below.

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

Results of Operations - 1996 Compared to 1995
  (Amounts rounded to nearest 000's)

   The Partnership had net income of $62,000 in 1996 compared to net income of $136,000 in 1995. The $74,000 decrease in net income resulted primarily from the decrease in the Partnership's share of the Annex income due to its foreclosure on May 15, 1995.

  Total income for the Partnership was $1,520,000 in 1996 compared to $1,902,000 in 1995. The decrease of $382,000 resulted primarily from the foreclosure of the Annex on May 15, 1995. Total income for the Annex for the year ended December 31, 1995 was $343,000. Total income for the remaining properties was $1,520,000 in 1996 compared to $1,559,000 in 1995. The $39,000 decrease resulted primarily from a decrease in rental income at Sabal Palm. The decrease in rental income at Sabal Palm was caused by a decrease in occupancy from 99% at December 31, 1995 to 92% at December 31, 1996.

  Total expenses in 1996 were $1,375,000 in 1996 compared to $4,544,000 in 1995. The $3,169,000 decrease in total expenses resulted primarily from the $2,702,000 provision for investment property impairment for the Annex in 1995. Total operating expenses for the Annex in 1995 were $372,000. Total expenses for the remaining properties were $1,375,000 in 1996 compared to $1,470,000 in 1995. The $95,000 decrease in expenses resulted primarily from a decrease in interest expense at Crown Point. Interest expense decreased as a result of the refinancing of the mortgage loan on December 28, 1995 when the interest rate decreased from 9.69% to 7.55%.

Results of Operations - 1995 Compared to 1994
  (Amounts rounded to nearest 000's)

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


Item 7. Financial Statements and Supplementary Data.

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for consolidated financial statements where applicable.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

  On December 6, 1996, the Partnership dismissed Ernst & Young LLP as its independent accountant. Ernst & Young LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Partnership's accountant was made at the recommendation of the General Partners to reduce the costs associated with the audit. In the Partnership's fiscal years ended 1994 and 1995 and the subsequent interim period preceding the dismissal there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which would have caused Ernst & Young LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

  On December 6, 1996, the Partnership engaged Deloitte & Touche LLP as its independent accountant. The decision to engage Deloitte & Touche LLP was made following consideration by the General Partners. Neither the Partnership (nor someone on its behalf) consulted Deloitte & Touche LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

                        PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

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

  Mr. Jerome J. Brault . . . . . . . Chairman of the Board of Directors,
                                                  Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Robert J. Herleth. . . . . . . . . . . Vice President and Director

  Mr. David W. Mesker. . . . . . . . . . . . . . . . . . . . . .Director

  Mr. B. Allen Aynessazian . . . . . . . . . . . . . . . . Treasurer and
                                                 Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 63) chairman of the board of directors, director and president of Brauvin Ventures, Inc. Since 1979, he has been a shareholder, president and director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of eight publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc., Brauvin Securities Inc, Brauvin Net Lease V, Inc. and Brauvin Net Realty,Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  Mr. CEZAR M. FROELICH (age 51) is a principal with the Chicago law firm of Shefsky & Froelich Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in six other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994, but he remains an individual general partner.

  MR. JAMES L. BRAULT (age 36) is vice president and secretary of Brauvin Ventures Inc. He is an officer of various Brauvin entities, which act as the general partners of seven publicly registered real estate programs. Mr. Brault is executive vice president, assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is a director of Brauvin Net Lease V, Inc. and Brauvin Net Realty, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the organization and management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  Mr. ROBERT J. HERLETH (age 44) is a Vice President and Director of Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., and Brauvin 6, Inc. He joined A.G. Edwards & Sons, Inc. in 1980 and presently serves as a Vice President of A.G.E. Realty Corp. Mr. Herleth is also a director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. DAVID W. MESKER (age 65) is a Director of Brauvin Realty Partners, Inc., Brauvin Ventures, Inc. and Brauvin 6, Inc. Mr. Mesker is presently a Senior Vice President of A.G. Edwards & Sons, Inc. and a Director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. B. ALLEN AYNESSAZIAN (age 32) is the Treasurer and Chief Financial Officer of Brauvin Ventures, Inc. He is the Chief Financial Officer of various Brauvin publicly registered real estate programs. He is responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial Inc. and related partnerships. He is responsible for Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the Chief Financial Officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

Item 10.  Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 11 to 13 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-9 to A-13 of the Agreement attached as Exhibit A to the Partnership's Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 9. Reference is also made to Notes 2 and 4 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received a share of Partnership income or loss for 1996 and 1995.

  An affiliate of the General Partners of the Partnership is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

  (c - h)         Not applicable.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

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

  No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 10, "Executive Compensation."

Item 12. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 11 to 16 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-15 to A-18 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in
Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership. Reference is made to Note 4 of the Notes to Consolidated Financial Statements filed with this annual report for a summary of transactions paid to affiliates.

  As a precondition to the new financing at Crown Point, the lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  (c) Not applicable

  (d) There have been no transactions with promoters.

Item 13. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

  (a) The following documents are filed as part of this report:

      (1) (2)  Consolidated Financial Statements. (See Index to
               Consolidated Financial Statements filed with this annual report).
      (3)      Exhibits required by the Securities and Exchange
               Commission Regulation S-B Item 601:

               Exhibit No.    Description
                 *3.(a)       Restated Limited Partnership
                              Agreement
                 *3.(b)       Articles of Incorporation of Brauvin
                              Ventures, Inc.
                 *3.(c)       By-Laws of Brauvin Ventures, Inc.
                 *3.(d)       Amendment to the Certificate of
                              Limited Partnership of the
                              Partnership
                 *10.(a)      Escrow Agreement
                 *10.(b)(1)   Management Agreement
                 **16.        Letter of Change in Certifying
                              Accountant
                 27.          Financial Data Schedule
                 *28.         Pages 11-16, A-9 to A-13 and A-15 to
                              A-18 of the Partnership's Prospectus
                              and the Agreement dated March 1,
                              1985, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-95633) on Form S-11 filed under the Securities Act of 1933.

** Incorporated by reference from exhibit 16 filed with the Fund's Form 8-K/A filed on December 12, 1996.

  (b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

  (c)   Form 8-K.  On December 6, 1996, the Partnership dismissed
        Ernst & Young LLP as its independent accountant. Additionally, on December 6, 1996 the Partnership engaged Deloitte & Touche LLP to be its independent accountant. This Form 8-K was dated December 6, 1996 and filed on December 12, 1996.

  (d) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing.

                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                         By:  /s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary

                         By:  /s/ Robert J. Herleth
                              Robert J. Herleth
                              Vice President and Director

                         By:  /s/ David W. Mesker
                              David W. Mesker
                              Director

                         By:  /s/ B. Allen Aynessazian
                              B. Allen Aynessazian
                              Chief Financial Officer and
                              Treasurer

                         INDIVIDUAL GENERAL PARTNERS

                              /s/ Jerome J. Brault
                              Jerome J. Brault

                              /s/ Cezar M. Froelich
                              Cezar M. Froelich

Dated: 3/31/97

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .F-2

Report of Independent Auditors . . . . . . . . . . . . . . . . .  F-3

Consolidated Balance Sheet, December 31, 1996. . . . . . . . . .  F-4

Consolidated Statements of Operations, for the years
  ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Partners' Capital, for the
  years ended December 31, 1996 and 1995 . . . . . . . . . . . . .F-6

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . .F-8

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 5

We have audited the accompanying consolidated balance sheet of Brauvin Real Estate Fund L.P. 5 (a limited partnership) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Partnership for the year ended December 31, 1995 were audited by other auditors whose report, dated March 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                        /s/ Deloitte & Touche LLP

Chicago, Illinois
February 10, 1997
(March 31, 1997 as to Note 3)

                 Report of Independent Auditors


To the Partners of
Brauvin Real Estate Fund L.P. 5
We have audited the accompanying statements of operations, partners' capital, and cash flows of Brauvin Real Estate Fund L.P. 5 for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brauvin Real Estate Fund L.P. 5 for the year ended
December 31, 1995, in conformity with generally accepted accounting principles.


                      /s/ Ernst & Young LLP


Chicago, Illinois
March 8, 1996

                     BRAUVIN REAL ESTATE FUND L.P. 5
                       CONSOLIDATED BALANCE SHEET

                                          December 31,
                                              1996
ASSETS
Investment in real estate:
  Land                                        $ 2,411,849
  Buildings and improvements                    9,737,955
                                               12,149,804
  Less accumulated depreciation                (2,749,034)
Net investment in real estate                   9,400,770
Investment in Strawberry Fields
  Joint Venture(Note 7)                           577,150
Cash and cash equivalents                         408,869
Rent receivable                                   109,629
Escrow deposits                                    58,670
Other assets                                      112,352
Due from affiliates                                 5,880

       Total Assets                           $10,673,320

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)               $ 6,292,970
Accounts payable and accrued expenses             120,188
Tenant security deposits                           42,367
Due to affiliates                                   2,108
            Total Liabilities                   6,457,633

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  956,468

PARTNERS' CAPITAL:
General Partners                                  (33,251)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                  3,292,470
       Total Partners' Capital                  3,259,219
       Total Liabilities and
       Partners' Capital                      $10,673,320






   See accompanying notes to consolidated financial statements

                 BRAUVIN REAL ESTATE FUND L.P. 5
              CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1996 and 1995

                                  1996              1995
INCOME
Rental (Note 6)                    $ 1,272,271   $1,511,959
Interest                                 8,940        8,295
Other, primarily expense
    reimbursements                     238,393      381,942
         Total income                1,519,604    1,902,196

EXPENSES
Interest                               556,684      625,674
Depreciation                           269,212      263,909
Real estate taxes                      147,060      255,500
Repairs and maintenance                 32,332       59,737
Management fees                         91,330      101,685
Other property operating                59,690      137,103
General and administrative             218,632      398,801
Provision for investment
    property impairment                     --    2,702,083
         Total expenses              1,374,940    4,544,492

Income (loss) before minority and
    equity interests and
  extraordinary item                   144,664   (2,642,296)

Minority interest's share of:
  Sabal Palm's net income              (48,858)     (66,435)
  Annex's net income                        --     (231,115)

Equity interest in Strawberry Fields
  Joint Venture's net loss             (33,340)    (101,689)


Income (loss) before extraordinary
   item                                 62,466   (3,041,535)

Extraordinary gain on
  extinguishment of Annex debt              --    3,177,788
Net income                         $    62,466   $  136,253

Net income Allocated
  to the General Partners          $       625   $    1,363

Net income Allocated
  to the Limited Partners          $    61,841   $  134,890

Net income (loss) Per Limited
  Partnership Interest Before
  Extraordinary Gain
  (9,914.5 Units)                  $      6.24   $  (303.71)

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                  $      6.24   $    13.61

    See accompanying notes to consolidated financial statements

               BRAUVIN REAL ESTATE FUND L.P. 5
          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              Years Ended December 31, 1996 and 1995


                                   General     Limited
                                  Partners     Partners      Total

Balance, January 1, 1995           $(35,239)  $3,095,739  $3,060,500

  Net income                          1,363      134,890     136,253

Balance, December 31, 1995          (33,876)   3,230,629   3,196,753

  Net income                            625       61,841      62,466

Balance, December 31, 1996         $(33,251)  $3,292,470  $3,259,219








    See accompanying notes to consolidated financial statements

                 BRAUVIN REAL ESTATE FUND L.P. 5
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1996 and 1995
                                                 1996             1995
Cash Flows From Operating  Activities:
Net income                                 $   62,466      $    136,253
Adjustments to reconcile net income to
  net cash provided by operating activities:
Gain on extinguishment of debt                     --        (3,177,788)
Provision for investment property impairment       --         2,702,083
Depreciation                                  269,212           263,909
Provision for doubtful accounts                    --            19,756
Equity interest in Strawberry Fields Joint
  Venture's net loss                           33,340           101,689
Minority Interest's share of Sabal
  Palm Joint Venture's net income              48,858            66,435
Minority Interest's share of the Annex
  Joint Venture's net income                       --           231,115
Decrease (increase)in rent receivables         27,643          (111,389)
Increase in other assets                       (3,086)          (16,980)
Decrease in escrow deposits                    36,879            67,383
(Increase) decrease in due from affiliates     (5,880)              587
Increase (decrease) in accounts payable
  and accrued expenses                         40,807          (138,377)
(Decrease) increase in due to affiliates      (50,625)          219,253
Increase in tenant security deposits            1,382             6,811
Net cash provided by operating activities     460,996           370,740

Cash Flows From Investing Activities:
Capital expenditures                           (3,003)          (28,916)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                    (96,350)          (82,250)
Cash used by investing activities             (99,353)         (111,166)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable           (95,094)       (3,418,796)
Proceeds from refinancing                          --         3,275,000
Payment of loan fees                               --           (79,747)
Repayment of note payable                          --           (18,504)
Decrease in deposits with title company            --            18,504
Net cash used in financing activities         (95,094)         (223,543)

Net increase in cash and cash
  equivalents                                 266,549            36,031
Cash and cash equivalents at beginning
  of year                                     142,320           106,289
Cash and cash equivalents at end of year  $   408,869       $   142,320

Supplemental disclosure of Non-cash Financing Activities:
Gain on extinguishment of mortgage payable        --        $ 4,895,883

Supplemental disclosure of cash flow information:
Cash paid for interest                    $   519,112       $   652,831

   See accompanying notes to consolidated financial statements


                BRAUVIN REAL ESTATE FUND L.P. 5
               (a delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 1996 and 1995

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Real Estate Fund L.P. 5 (the "Partnership") was organized on June 28, 1985. The General Partners of the Partnership are Brauvin Ventures, Inc., Jerome J. Brault, and Cezar M. Froelich. Brauvin Ventures Inc. is owned by A.G.E. Realty Corporation Inc. (50%) and by Messrs. Jerome J. Brault (beneficially) (25%) and Cezar
M. Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed on June 28, 1985 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on March 1, 1985. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on June 28, 1985. The Partnership's offering closed on February 28, 1986. A total of $9,914,500 of Units were subscribed for and issued between March 1, 1985 and February 28, 1986 pursuant to the Partnership's public offering.

  The Partnership has acquired directly or through joint ventures the land and buildings underlying Crown Point, Strawberry Fields and Sabal Palm shopping centers.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Method

     The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

     Rental Income

     Rental income is recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the financial statements.

     Consolidation of Joint Venture Partnership

     The Partnership owns a 53% interest in the Sabal Palm Joint Venture which owns Sabal Palm Shopping Center. The Partnership owned a 54% interest in the Annex, a shopping center, which was foreclosed upon on May 15, 1995 (see Note 5). The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Sabal Palm Joint Venture and the Annex Joint Venture. The minority interests of the consolidated joint ventures are adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner, if any. All intercompany items and transactions have been eliminated.

     Investment in Joint Venture Partnership

     The Partnership owns a 42% equity interest in a Strawberry Fields Joint Venture (see Note 7). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields
Joint Venture using the equity method of accounting.

     Investment in Real Estate

     The Partnership's rental properties are stated at cost including acquisition costs, leasing commissions, tenant improvements and are net of provision for impairment. Depreciation and amortization are recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 31.5 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (See Note 3).

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1996.
Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1996 and 1995, except as noted in Note 5.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

     Estimated Fair Value of Financial Instruments

   Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; escrow deposits; accounts payable and accrued expenses and due to/from affiliates. The mortgage notes payable at December 31, 1996 have a fair value of approximately $6,100,000 based upon the current refinancing of Sabal Palm and current interest rates offered for debt of similar instruments in the market.

     Reclassifications

     Certain reclassifications have been made to the consolidated 1995 financial statements to conform to classifications adopted in 1996.

(2)  PARTNERSHIP AGREEMENT

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

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 1996 equaled $8,847,204.

(3)  MORTGAGES NOTES PAYABLE

     Mortgages payable at December 31, 1996 consist of the following:

                                            Interest     Date
                                 1996        Rate        Due
Crown Point Shopping
  Center (a)                $3,208,267        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)        3,084,703        9.50%         2/97
                            $6,292,970

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.



Maturities of the mortgages payable are as follows:

                                 1997          $3,162,950
                                 1998              84,364
                                 1999              90,959
                                 2000              98,068
                                 2001             105,734
                              Thereafter        2,750,895
                                               $6,292,970

  (a) On November 22, 1994, the lender to Crown Point, NationsBank of Tennessee (the "Lender") exercised the right to call all amounts due as of March 1, 1995. On March 1, 1995, a Forbearance Agreement was executed between the Partnership and the Lender where the Lender agreed to forbear from pursuing remedies with respect to defaults through and including September 1, 1995 (the "First Forbearance Period"). During the First Forbearance Period the terms and conditions of the mortgage remained unchanged. Effective September 1, 1995, the Lender agreed to further forebear from pursuing remedies with respect to defaults through and including December 1, 1995 (the "Second Forbearance Period"). During the Second Forbearance Period the terms and conditions of the mortgage also remained unchanged. Subsequent to December 1, 1995, the Lender verbally agreed to forebear from pursuing remedies with respect to defaults through December 31, 1995 in light of the ongoing refinancing negotiations with NationsBanc Mortgage Corporation, a Texas corporation with principal offices in Charlotte, North Carolina (the "Successor Lender"). On December 28, 1995, the loan balance was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, amortization based on a twenty year term with a maturity of January 1, 2003.

  As a precondition to the new financing, the Successor Lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  The carrying value of Crown Point at December 31, 1996 was approximately $4,418,000.

  (b) On February 19, 1987, the Partnership and its joint venture partner obtained a first mortgage loan in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and now requires payments of principal and interest based on a 30-year amortization schedule. The outstanding mortgage balance encumbered by the property is $3,084,703 at December 31, 1996.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  The carrying value of Sabal Palm approximated $4,983,000 at December 31, 1996.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or its affiliates for the years ended December 31, 1996 and 1995 were as follows:

                                     1996            1995
  Management fees                   $91,330       $ 94,180
  Reimbursable office
     expenses                        82,225         92,770
  Legal fees                          4,832          2,589

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $2,108 and $2,728 for legal services, as of December 31, 1996 and 1995 respectively. An amount of $5,880 due from affiliates at December 31, 1996 represented an advance made to Strawberry Fields.

(5)  INVESTMENT IN THE ANNEX

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

  On May 15, 1995, title to the Annex, was transferred to the lender through a sheriff's sale. As a result of reversion of the property to the lender, the Annex Joint Venture recorded a $2,702,083 provision for investment property impairment to reduce the Annex property to its estimated fair value. In addition, the Partnership recorded an extraordinary gain on the extinguishment of debt in the amount of $3,177,788, including the net reversals of approximately $632,000 of accrued expenses.

  The Annex Joint Venture ceased operations on May 15, 1995, paid final administrative expenses, and had no other available cash to provide final distributions. The Annex Joint Venture partnership agreement provides for the dissolution of the Annex Joint Venture upon mutual agreement of the Partnership and BIP 6. Accordingly, the Partnership and BIP 6 had agreed to dissolve and have formally terminated the Annex Joint Venture in 1996.

(6)  OPERATING LEASES

The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

       1997                      $1,017,370
       1998                         896,076
       1999                         716,652
       2000                         639,717
       2001                         614,391
       Thereafter                 3,233,086
       Total                     $7,117,292

  Contingent rental income approximated $134,000 and $144,000, in 1996 and 1995, respectively.

  Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from Food City, the anchor tenant of Crown Point, approximated 20.3% and 24.8% of rental income for the years ended December 31, 1996 and 1995, respectively. Minimum rentals received from Winn Dixie and Walgreens, the anchor tenants of Sabal, approximated 11.2% and 13.7% of rental income and 6.4% and 7.7% of rental income for the years ended December 31, 1996 and 1995, respectively.

(7)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                         December 31,
                                             1996
Land, building and personal
 property, net                             $7,202,578
Other assets                                   60,367
                                           $7,262,945

Mortgage note payable                      $5,799,617
Other liabilities                              87,588
                                            5,887,205
Partners' capital                           1,375,740
                                           $7,262,945



                                       Years Ended December 31,
                                         1996         1995
Rental income                        $  774,907   $  724,255
Other income                             81,237       65,549
                                        856,144      789,804

Mortgage and other
  interest                              446,588      533,317
Depreciation                            200,298      199,364
Operating and
  administrative expenses               288,635      299,240
                                        935,521    1,031,921

Net loss                             $  (79,377)  $ (242,117)