Form 10QSB
period 1997-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1997-05-15
CIK 762848

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the three months ended March 31, 1997

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

    For the transition period from               to
    Commission File Number    0-14481

                Brauvin Real Estate Fund L.P. 5
     (Name of small business issuer as specified in its charter)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling
requirements for the past 90 days. Yes X   No   .
                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

                              INDEX

                             PART I

                                                                   Page

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at March 31, 1997 . . . . . . . . 4

        Consolidated Statements of Operations for the
           three months ended March 31, 1997 and 1996. . . . . . . . 5

        Consolidated Statements of Cash Flows for the
           three months ended March 31, 1997 and 1996. . . . . . . . 6

        Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .15

                             PART II

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .17

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .17

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .17

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .17
Item 6. Exhibits,and Reports on Form 8-K . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18



                  PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

     The following Consolidated Balance Sheet as of March 31, 1997, Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.



                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                               March 31,
                                                 1997
ASSETS
Investment in real estate:
  Land                                        $ 2,411,849
  Buildings and improvements                    9,737,955
                                               12,149,804
  Less accumulated depreciation                (2,816,420)
Net investment in real estate                   9,333,384
Investment in Strawberry Fields
  Joint Venture(Note 5)                           569,618
Cash and cash equivalents                         562,500
Rent receivable                                    84,274
Escrow deposits                                    99,434
Other assets                                      163,645
Due from affiliates                                 5,880
       Total Assets                          $ 10,818,735

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)              $  6,389,254
Accounts payable and accrued expenses              82,841
Tenant security deposits                           41,733
Due to affiliates                                  10,084
       Total Liabilities                        6,523,912

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  987,818

PARTNERS' CAPITAL:
General Partners                                  (32,773)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                  3,339,778
       Total Partners' Capital                  3,307,005
       Total Liabilities and
       Partners' Capital                     $ 10,818,735




   See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 1997 and 1996
                           (Unaudited)

                                            1997                1996
INCOME
Rental                                    $ 398,647          $ 404,057
Interest                                      4,987                924
Other, primarily tenant
  expense reimbursements                     50,117             69,846
             Total income                   453,751            474,827
EXPENSES
Interest                                    141,550            140,281
Depreciation                                 67,386             67,137
Real estate taxes                            35,868             35,855
Repairs and maintenance                      12,522              5,055
Management fees                              28,669             28,556
Other property operating                     17,414             17,679
General and administrative                   50,511             49,320
    Total expenses                          353,920            343,883

Income before minority
  and equity interests                       99,831            130,944

Minority interest's share of
  Sabal Palm's net income                   (44,510)           (59,829)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                   (7,532)           (11,868)

Net income                                $  47,789         $   59,247

Net income Allocated
  to the General Partners                 $     478         $      592

Net income Allocated
  to the Limited Partners                 $  47,311         $   58,655

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                         $    4.77         $     5.92

   See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended March 31, 1997 and 1996
                          (Unaudited)

                                                      1997        1996
Cash Flows From Operating  Activities:
Net income                                        $   47,789     $59,247
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                          67,386      67,137
Provision for doubtful accounts                        1,800      12,160
Equity interest in Strawberry Fields Joint
  Venture's net loss                                   7,532      11,868
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     44,510      59,829
Decrease in rent receivables                          23,555      19,398
Decrease in other assets                               3,626       6,354
Increase in escrow deposits                          (40,764)    (26,107)
Increase in due from affiliates                           --      (5,880)
(Decrease) increase in accounts payable
  and accrued expenses                               (37,350)     14,112
Increase (decrease) in due to affiliates               7,976     (43,838)
Decrease in tenant security deposits                    (634)         --
Net cash provided by operating activities            125,426     174,280
Cash Flows From Investing Activities:
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                           (13,160)    (70,500)
Cash used by investing activities                    (13,160)    (70,500)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable               (3,103,716)    (18,634)
Proceeds from refinancing                          3,200,000          --
Payment of loan fees                                 (54,919)         --
Net cash provided by (used in)
 financing activities                                 41,365     (18,634)
Net increase in cash and cash
  equivalents                                        153,631      85,146
Cash and cash equivalents at beginning
  of period                                          408,869     142,320
Cash and cash equivalents at end of
  period                                          $  562,500  $  227,466
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                          $  161,668  $  115,055
   See accompanying notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

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

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     Consolidation of Joint Venture Partnership

     The Partnership owns a 53% interest in the Sabal Palm Joint Venture which owns Sabal Palm Shopping Center. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Sabal Palm Joint Venture. The minority interests of the consolidated joint venture are adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner, if any. All intercompany items and transactions have been eliminated.

     Investment in Joint Venture Partnership

     The Partnership owns a 42% equity interest in a Strawberry Fields Joint Venture (see Note 5). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields
Joint Venture using the equity method of accounting.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the periods ended March 31, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; escrow deposits; accounts payable and accrued expenses and due to/from affiliates.

     Reclassifications

     Certain reclassifications have been made to the consolidated 1996 financial statements to conform to classifications adopted in 1997.

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

(3)  MORTGAGES NOTES PAYABLE

     Mortgages payable at March 31, 1997 consist of the following:

                                               Interest     Date
                                     1997        Rate        Due
Crown Point Shopping
  Center (a)                      $3,189,254     7.55%      1/03
Sabal Palm Square
  Shopping Center (b)              3,200,000     8.93%      3/02
                                  $6,389,254

  (a)  On December 28, 1995, Crown Point was refinanced with
NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, amortization based on a twenty year term with a maturity of January 1, 2003.

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

  (b) Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or its affiliates for the period ended March 31, 1997 and 1996 were as follows:

                                    1997            1996
  Management fees                   $20,536       $ 28,556
  Reimbursable office
     expenses                        21,979         19,033
  Legal fees                            187          4,480

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,951 for legal services and $8,133 for management fees as of March 31, 1997. An amount of $5,880 due from affiliates at March 31, 1997 represented an advance made to Strawberry Fields.

(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method.

  The following are condensed financial statements for Strawberry
Fields Joint Venture:

                                           March 31,
                                             1997
Land, building and personal
 property, net                             $7,151,172
Other assets                                   88,592
                                           $7,239,764

Mortgage note payable                      $5,763,617
Other liabilities                             118,342
                                            5,881,959
Partners' capital                           1,357,805
                                           $7,239,764


                         Three months ended March 31,

                                        1997         1996

Rental income                        $  200,079   $  207,031
Other income                             20,708           65
                                        220,787      207,096
Mortgage and other
  interest                              109,109      114,901
Depreciation                             51,407       50,010
Operating and
  administrative expenses                78,205       70,441
                                        238,721      235,352

Net loss                              $  (17,934) $  (28,256)


ITEM 2.      Management's Discussion and Analysis or Plan of
             Operation.

General

     Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Crown Point at March 31, 1997, December 31, 1996 and March 31, 1996 was 98%. The Partnership is continuing to work to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the three months ended March 31, 1997.

     At Sabal Palm the occupancy level at March 31, 1997 and December 31, 1996 was 92% compared to 99% at March 31, 1996. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Strawberry Fields operated at a positive cash flow for the three months ended March 31, 1997. The occupancy level at Strawberry
Fields at March 31, 1997 was 88% compared to 87% at December 31,
1996 and 83% at March 31, 1996.

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

Results of Operations - Three Months Ended March 31, 1997 and 1996
     (Amounts rounded to 000's)

     The Partnership generated net income of $48,000 for the three months ended March 31, 1997 as compared to net income of $59,000 for the same three month period in 1996. The $11,000 decrease in net income resulted primarily from the net of a $21,000 decrease in total income, a $10,000 increase in total expenses and a $16,000 decrease in the minority interest share of Sabal Palm's net income.

     Total income for the three months ended March 31, 1997 was $454,000 as compared to $475,000 for the same three month period in 1996, a decrease of $21,000. The $21,000 decrease resulted primarily from a decrease in the occupancy at Sabal Palm from 99% at March 31, 1996 to 92% at March 31, 1997.

     For the three months ended March 31, 1997, total expenses were $354,000 as compared to $344,000 for the same three month period in 1996, a increase of $10,000. The $10,000 increase in total expenses resulted primarily from an increase in repairs and maintenance at Sabal Palm, in an effort to attract new potential tenants into the center.


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

                None.

     ITEM 5.    Other Information.

                None.

     ITEM 6.    Exhibits and Reports on Form 8-K.

                Exhibit 27. Financial Data Schedule



















                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 5


                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors and President

                         DATE:  May 14, 1997


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 14, 1997