Form 10QSB
period 1997-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1997-08-14
CIK 762848

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934.

   For the three months ended    June 30, 1997

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

        Consolidated Balance Sheet at June 30, 1997. . . . . . . . . 4

        Consolidated Statements of Operations for the
        six months ended June 30, 1997 and 1996. . . . . . . . . . . 5

        Consolidated Statements of Operations for the
        three months ended June 30, 1997 and 1996. . . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1997 and 1996. . . . . . . . . . . 7

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

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .22

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .22

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .22

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .22

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .22
Item 6. Exhibits,and Reports on Form 8-K . . . . . . . . . . . . . .22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23

                  PART I - FINANCIAL INFORMATION

ITEM 1.           Consolidated Financial Statements

     The following Consolidated Balance Sheet as of June 30, 1997, Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996 and Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.







                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                              June 30,
                                                1997
ASSETS
Investment in real estate:
  Land                                       $ 2,411,849
  Buildings and improvements                   9,742,265
                                              12,154,114
  Less accumulated depreciation               (2,883,806)
Net investment in real estate                  9,270,308
Investment in Strawberry Fields
  Joint Venture(Note 5)                          564,235
Cash and cash equivalents                        620,817
Rent receivable                                  133,961
Escrow deposits                                  131,799
Other assets                                     161,057
Due from affiliates                                5,880
       Total Assets                          $10,888,057

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)              $ 6,364,875
Accounts payable and accrued expenses            167,882
Tenant security deposits                          43,733
Due to affiliates                                 10,729
       Total Liabilities                       6,587,219

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                 977,525

PARTNERS' CAPITAL:
General Partners                                 (32,610)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                 3,355,923
       Total Partners' Capital                 3,323,313
       Total Liabilities and
       Partners' Capital                     $10,888,057




   See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the six months ended June 30, 1997 and 1996
                           (Unaudited)

                                  1997                     1996
INCOME
Rental                                     $696,509           $714,706
Interest                                     11,319              2,421
Other, primarily tenant
  expense reimbursements                    103,661             76,178

  Total income                              811,489            793,305

EXPENSES
Interest                                    281,362            279,007
Depreciation                                134,772            134,440
Real estate taxes                            71,736             68,705
Repairs and maintenance                      17,686             12,124
Management fees                              49,988             49,387
Other property operating                     30,829             31,324
General and administrative                  113,890             97,553

Total expenses                              700,263            672,540

Income before minority
  and equity interests                      111,226            120,765

Minority interest's share of
  Sabal Palm's net income                   (34,217)           (39,157)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                  (12,915)           (21,166)

Net income                                 $ 64,094           $ 60,442

Net income Allocated
  to the General Partners                  $    641           $    604

Net income Allocated
  to the Limited Partners                  $ 63,453           $ 59,838

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                          $   6.40           $   6.04

   See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended June 30, 1997 and 1996
                           (Unaudited)

                                              1997               1996
INCOME
Rental                                     $297,862           $310,649
Interest                                      6,332              1,497
Other, primarily tenant
  expense reimbursements                     53,544              6,332

  Total income                              357,738            318,478

EXPENSES
Interest                                    139,812            138,726
Depreciation                                 67,386             67,303
Real estate taxes                            35,868             32,850
Repairs and maintenance                       5,164              7,069
Management fees                              21,319             20,831
Other property operating                     13,415             13,645
General and administrative                   63,379             48,233

  Total expenses                            346,343            328,657

Income (loss) before minority
  and equity interests                       11,395            (10,179)

Minority interest's share of
  Sabal Palm's net loss                      10,293             20,672

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                   (5,383)           (9,298)

Net income                                 $ 16,305          $  1,195

Net income Allocated
  to the General Partners                  $    163           $     12

Net income Allocated
  to the Limited Partners                  $ 16,142           $  1,183

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                          $   1.63           $   0.12

       See accompanying notes to consolidated financial statements


              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six months ended June 30, 1997 and 1996
                          (Unaudited)

                                                      1997         1996
Cash Flows From Operating  Activities:
Net income                                        $   64,094  $   60,442
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                         134,772     134,440
Provision for doubtful accounts                        3,600       8,217
Equity interest in Strawberry Fields Joint
  Venture's net loss                                  12,915      21,166
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     34,217      39,157
(Increase) decrease in rent receivables              (27,932)     43,508
Decrease in other assets                               6,214       6,165
Increase in escrow deposits                          (73,129)    (60,529)
Increase in due from affiliates                           --      (5,880)
Increase in accounts payable
  and accrued expenses                                47,694      51,598
Increase (decrease) in due to affiliates               8,621     (52,733)
Increase in tenant security deposits                   1,366          --
Net cash provided by operating activities            212,432     245,551
Cash Flows From Investing Activities:
Capital expenditures                                 (4,310)      (3,003)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                           (13,160)    (70,500)
Cash used by investing activities                    (17,470)    (73,503)
Cash Flows From Financing Activities:
Repayment of mortgage notes payable               (3,128,095)    (43,609)
Proceeds from refinancing                          3,200,000          --
Payment of loan fees                                 (54,919)         --
Net cash provided by (used in)
 financing activities                                 16,986     (43,609)
Net increase in cash and cash
  equivalents                                        211,948     128,439
Cash and cash equivalents at beginning
  of period                                          408,869     142,320
Cash and cash equivalents at end of
  period                                          $  620,817  $  270,759
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                          $  270,142  $  250,253

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

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the periods ended June 30, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of June 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

(3)  MORTGAGES NOTES PAYABLE

     Mortgages payable at June 30, 1997 consist of the following:

                                            Interest     Date
                                 1997        Rate        Due
Crown Point Shopping
  Center (a)                 $3,169,879      7.55%       1/03
Sabal Palm Square
  Shopping Center (b)         3,194,996      8.93%       3/02
                             $6,364,875





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





(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or its affiliates for the period ended June 30, 1997 and 1996 were as follows:

                                      1997           1996
  Management fees                   $40,020        $49,387
  Reimbursable office
     expenses                        45,079         38,400
  Legal fees                            377          4,723

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,761 for legal services and $8,968 for management fees as of June 30, 1997. An amount of $5,880 due from affiliates at June 30, 1997 represented an advance made to Strawberry Fields.



















(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method.

  The following are condensed financial statements for Strawberry
Fields Joint Venture:

                                            June 30,
                                              1997
Land, building and personal
 property, net                             $7,101,060
Other assets                                  114,563
                                           $7,215,623

Mortgage note payable                      $5,727,617
Other liabilities                             143,016
                                            5,870,633
Partners' capital                           1,344,990
                                           $7,215,623

                                    Six months ended June 30,

                                         1997         1996

Rental income                          $402,374     $420,825
Other income                             42,289          174
                                        444,663      420,999
Mortgage and other
  interest                              217,543      225,219
Depreciation                            101,519      100,074
Operating and
  administrative expenses               156,352      146,101
                                        475,414      471,394

Net loss                              $ (30,751)    $(50,395)

(6)  SUBSEQUENT EVENT

Withdrawal of General Partner

  On August 8, 1997, Mr. Cezar M. Froelich notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an Individual General Partner of the Partnership as of such date and subject to the terms of the Agreement. This resignation will become effective 90 days from August 14, 1997 (the date of notice to the Limited Partners). The Managing General Partner does not believe that Mr. Froelich's resignation will have an adverse effect on the operations of the Partnership. Mr. Froelich has advised management of the Partnership that his resignation was not the result of a disagreement on any matter related to the Partnership's operations, policies or practices.























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

     The occupancy level at Crown Point at June 30, 1997 was 100% compared to 98% at December 31, 1996 and June 30, 1996. The Partnership is working to sustain the occupancy level of Crown Point. Crown Point operated at a positive cash flow for the six months ended June 30, 1997.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to improve the occupancy level, which stood at 95% at June 30, 1997, compared to 99% at December 31, 1996 and 97% at June 30, 1996. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Additionally, at Sabal Palm the largest vacancy at the center was subdivided and a new tenant moved into the larger portion of this space during the quarter ended on June 30, 1997. Sabal Palm's largest anchor tenant has engaged engineers to review the prospect of moving their store from Sabal Palm to another center approximately two miles south. They claim they are looking into the feasibility of expanding from a 40,000 sq. ft. store to a 60,000 sq. ft. store. Management has notified them that Sabal Palm could accommodate them by expanding the four suites directly south of their store to provide them with the desired space.

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

     The occupancy level at Strawberry Fields at June 30, 1997 was 88% compared to 87% at December 31, 1996 and 90% at June 30, 1996. Strawberry Fields operated at a positive cash flow for the six months ended June 30, 1997.

     The General Partners of the Partnership expect to distribute proceeds from operations, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership.

Results of Operations - Six Months Ended June 30, 1997 and 1996
     (Amounts rounded to 000's)

     The Partnership generated net income of $64,000 for the six months ended June 30, 1997 as compared to net income of $60,000 for the same six month period in 1996. The $4,000 increase in net income resulted primarily from the net of a $18,000 increase in total income, a $27,000 increase in total expenses and a $8,000 decrease in the equity interest in Strawberry Fields Joint Venture's net loss.

     Total income for the six months ended June 30, 1997 was $811,000 as compared to $793,000 for the same six month period in 1996, an increase of $18,000. The $18,000 increase resulted primarily from a $28,000 increase in tenant reimbursements associated mainly with Sabal Palm. Partially offsetting the increase in tenant reimbursements was a $18,000 decline in rental income which also can be associated with Sabal Palm as a direct result of the decline in the occupancy of the center.

     For the six months ended June 30, 1997, total expenses were $700,000 as compared to $673,000 for the same six month period in 1996, an increase of $27,000. The $27,000 increase in total expenses resulted primarily from an increase in general and administrative expense at Sabal Palm, due to higher insurance premiums as a result of the property's location in a hurricane area. Additionally, repairs and maintenance expense increased at Sabal Palm in an effort to attract new potential tenants into the center.

Results of Operations - Three Months Ended June 30, 1997 and 1996
     (Amounts rounded to 000's)

     The Partnership generated net income of $16,000 for the three months ended June 30, 1997 as compared to net income of $1,000 for the same three month period in 1996. The $15,000 increase in net income resulted primarily from the net of a $40,000 increase in total income, a $17,000 increase in total expenses and a $11,000 decrease in the minority interest share of Sabal Palm's net loss.

    Total income for the three months ended June 30, 1997 was $358,000 as compared to $318,000 for the same three month period in 1996, an increase of $40,000. The $40,000 increase resulted primarily from a $48,000 increase in tenant reimbursements associated mainly with Sabal Palm. Partially offsetting the increase in tenant reimbursements was a $13,000 decline in rental income which also can be associated with Sabal Palm as a direct result of the decline in the occupancy of the center.

     For the three months ended June 30, 1997, total expenses were $346,000 as compared to $329,000 for the same three month period in 1996, an increase of $17,000. The $17,000 increase in total expenses resulted primarily from an increase in general and administrative expense at Sabal Palm, due to higher insurance premiums as a result of the property's location in a hurricane area.

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

                         DATE:  August 14, 1997


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 14, 1997