Form 10QSB
period 1997-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1997-11-14
CIK 762848

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the quarterly period ended      September 30, 1997

                                or

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

        Consolidated Balance Sheet at September 30, 1997 . . . . . . 4

        Consolidated Statements of Operations for the
        nine months ended September 30, 1997 and 1996. . . . . . . . 5

        Consolidated Statements of Operations for the
        three months ended September 30, 1997 and 1996 . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1997 and 1996. . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . .  17

                             PART II

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  21

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .  21

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  21

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .  21

Item 6. Exhibits,and Reports on Form 8-K . . . . . . . . . . . . .  21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

     The following Consolidated Balance Sheet as of September 30, 1997, Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                            September 30,
                                                1997
                                            ------------
ASSETS
Investment in real estate:
  Land                                       $ 2,411,849
  Buildings and improvements                   9,742,265
                                             -----------
                                              12,154,114
  Less accumulated depreciation               (2,951,672)
                                             -----------
Net investment in real estate                  9,202,442
Investment in Strawberry Fields
  Joint Venture(Note 5)                          555,979
Cash and cash equivalents                        700,668
Rent receivable                                   86,518
Escrow deposits                                  179,939
Other assets                                     154,038
                                             -----------
       Total Assets                          $10,879,584
                                             ===========

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)              $ 6,337,882
Accounts payable and accrued expenses            223,217
Tenant security deposits                          43,733
Due to affiliates                                  8,047
                                             -----------
       Total Liabilities                       6,612,879

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                 960,867

PARTNERS' CAPITAL:
General Partners                                 (32,785)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                 3,338,623
                                             -----------
       Total Partners' Capital                 3,305,838
                                             -----------
       Total Liabilities and
       Partners' Capital                     $10,879,584
                                             ===========



   See accompanying notes to consolidated financial statements

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the nine months ended September 30, 1997 and 1996
                           (Unaudited)

                                             1997              1996
                                          ---------         ----------
INCOME
Rental                                   $  991,181         $  995,316
Interest                                     18,159              5,953
Other, primarily tenant
  expense reimbursements                    116,353            118,063
                                          ---------         ----------
        Total income                      1,125,693          1,119,332

EXPENSES
Interest                                    421,470            418,005
Depreciation                                202,638            201,826
Real estate taxes                           107,604            101,768
Repairs and maintenance                      26,988             19,681
Management fees                              68,687             69,808
Other property operating                     50,415             44,275
General and administrative                  162,542            148,402
                                          ---------         ----------
        Total expenses                    1,040,344          1,003,765
                                          ---------         ----------
Income before minority
  and equity interests                       85,349            115,567

Minority interest's share of
  Sabal Palm's net income                   (17,559)           (39,982)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                  (21,171)           (22,337)
                                          ---------         ----------

Net income                               $   46,619         $   53,248
                                         ==========         ==========
Net income Allocated
  to the General Partners                $      466         $      532
                                         ==========         ==========
Net income Allocated
  to the Limited Partners                $   46,153         $   52,716
                                         ==========         ==========
Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                        $     4.66         $     5.32
                                         ==========         ==========

   See accompanying notes to consolidated financial statements

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended September 30, 1997 and 1996
                           (Unaudited)

                                             1997               1996
                                           --------         ----------
INCOME
Rental                                    $ 294,672        $ 280,611
Interest                                      6,840            3,532
Other, primarily tenant
  expense reimbursements                     12,692           41,885
                                          ---------        ---------
        Total income                        314,204          326,028

EXPENSES
Interest                                    140,108          138,998
Depreciation                                 67,866           67,386
Real estate taxes                            35,868           33,063
Repairs and maintenance                       9,302            7,556
Management fees                              18,699           20,422
Other property operating                     19,586           12,951
General and administrative                   48,652           50,850
                                          ---------        ---------
        Total expenses                      340,081          331,226
                                          ---------        ---------
Loss before minority
  and equity interests                      (25,877)          (5,198)

Minority interest's share of
  Sabal Palm's net loss
  (income)                                   16,658             (825)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                   (8,256)          (1,172)
                                          ---------        ---------
Net loss                                  $ (17,475)       $ ( 7,195)
                                          =========        =========
Net loss Allocated
  to the General Partners                 $    (175)       $     (72)
                                          =========        =========
Net loss Allocated
  to the Limited Partners                 $ (17,300)       $  (7,123)
                                          =========        =========
Net loss Per Limited
  Partnership Interest
  (9,914.5 Units)                         $   (1.75)       $    (.72)
                                          =========        ==========

   See accompanying notes to consolidated financial statements

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended September 30, 1997 and 1996
                            (Unaudited)

                                                  1997         1996
                                               ---------    ---------
Cash Flows From Operating  Activities:
Net income                                     $   46,619   $  53,248
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                      202,638     201,826
Provision for doubtful accounts                     4,500      11,822
Equity interest in Strawberry Fields Joint
  Venture's net loss                               21,171      22,337
Minority Interest's share of Sabal
  Palm Joint Venture's net income                  17,559      39,982
Decrease in rent receivables                       18,611      43,826
Decrease in other assets                           13,919      14,387
Increase in escrow deposits                      (121,269)    (97,766)
Decrease (increase)in due
   from affiliates                                  5,880     (58,613)
Increase in accounts payable
  and accrued expenses                            103,029      88,799
Increase in due to affiliates                       5,939          --
Increase in tenant security deposits                1,366          --
                                               ----------   ---------
Net cash provided by operating activities         319,962     319,848

Cash Flows From Investing Activities:
Capital expenditures                               (4,310)     (3,003)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                        (13,160)    (96,350)
                                               ----------   ---------
Cash used by investing activities                 (17,470)    (99,353)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable            (3,155,088)    (69,091)
Proceeds from refinancing                       3,200,000          --
Payment of loan fees                              (55,605)         --
                                               ----------   ---------
Net cash used in
 financing activities                             (10,693)    (69,091)
                                               ----------   ---------
Net increase in cash and cash
  equivalents                                     291,799     151,404
Cash and cash equivalents at beginning
  of period                                       408,869     142,320
                                               ----------   ---------
Cash and cash equivalents at end of
  period                                       $  700,668   $ 293,724
                                               ==========   =========
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                       $  402,701   $ 384,942
                                               ==========   =========

   See accompanying notes to consolidated financial statements

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Real Estate Fund L.P. 5 (the "Partnership") was organized on June 28, 1985. The General Partners of the Partnership are Brauvin Ventures, Inc., Jerome J. Brault and Cezar M. Froelich. On August 8, 1997, Mr. Cezar M. Froelich notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date and subject to the terms of the Agreement, as defined below. This resignation will become effective 90 days from August 14, 1997.
The Managing General Partner does not believe Mr. Froelich's resignation will have an adverse effect on the operations of the Partnership. Brauvin Ventures Inc. is owned by A.G.E. Realty Corporation Inc. (50%) and by Messrs. Jerome J. Brault (beneficially) (25%) and Cezar M. Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

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

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the periods ended September 30, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1997, but may not necessarily be indicative of the amounts that the

Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses and due to/from affiliates. The mortgage notes payable at September 30, 1997 have a fair value of approxiamately $6,338,000 based upon current interest rates offered for debt of similar instruments in the market.

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

(3)  MORTGAGE NOTES PAYABLE

     Mortgages payable at September 30, 1997 consist of the following:

                                              Interest     Date
                                    1997        Rate        Due
                                  ----------  --------    ------
Crown Point Shopping
  Center (a)                      $3,150,137    7.55%       1/03
Sabal Palm Square
  Shopping Center (b)              3,187,745    8.93%       3/02
                                  ----------
                                  $6,337,882
                                  ==========

  (a) On December 28, 1995, Crown Point was refinanced with NationsBanc Mortgage Capital Corporation (the "Successor Lender"). The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, amortization based on a twenty year term with a maturity of January 1, 2003.

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

  (b) Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the first mortgage loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage

Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or its affiliates for the period ended September 30, 1997 and 1996 were as follows:

                                     1997           1996
                                    -------       ---------
  Management fees                   $62,401        $69,808
  Reimbursable office
     expenses                        69,991         63,025
  Legal fees                            377          4,746

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $1,761 for legal services and $6,286 for management fees as of September 30, 1997.

(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method.

  The following are condensed financial statements for Strawberry
Fields Joint Venture:

                                         September 30,
                                              1997
                                         ------------
Land, building and personal
 property, net                             $7,050,948
Other assets                                  118,651
                                           ----------
                                           $7,169,599
                                           ==========

Mortgage note payable                      $5,691,617
Other liabilities                             152,648
                                           ----------
                                            5,844,265
Partners' capital                           1,325,334
                                           ----------
                                           $7,169,599
                                           ==========

                         Nine months ended September 30,

                                          1997        1996
                                       --------     --------

Rental income                          $595,705     $644,797
Other income                             63,056          420
                                       --------     --------
                                        658,761      645,217
Mortgage and other
  interest                              324,626      337,029
Depreciation                            151,631      150,186
Operating and
  administrative expenses               232,910      211,186
                                       --------     --------
                                        709,167      698,401
                                       --------     --------
Net loss                               $(50,406)    $(53,184)
                                       ========     ========

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

     The occupancy level at Crown Point at September 30, 1997 was 100% compared to 98% at December 31, 1996 and September 30, 1996. The
Partnership is working to sustain the occupancy level of Crown
Point. Crown Point operated at a positive cash flow for the nine months ended September 30, 1997.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to improve the occupancy level, which stood at 95% at September 30, 1997, compared to 99% at December 31, 1996 and 91% at September 30, 1996. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Sabal Palm's largest anchor tenant has engaged engineers to review the prospect of moving its' store from Sabal Palm to another center approximately two miles south. This tenant claims it is looking into the feasibility of expanding from a 40,000 sq. ft. store to a 60,000 sq. ft. store. Management has notified this tenant that Sabal Palm could accommodate it by expanding the four suites directly south of its store to provide it with the desired space.
     Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

     The occupancy level at Strawberry Fields at September 30, 1997 was 90% compared to 87% at December 31, 1996 and 90% at September
30, 1996. Strawberry Fields operated at a positive cash flow for the nine months ended September 30, 1997.

     The General Partners expect to distribute proceeds from operations, if any, and from the sale of real estate, to Limited
Partners in a manner that is consistent with the investment objectives of the Partnership.

Results of Operations - Nine Months Ended September 30, 1997 and
1996
     (Amounts rounded to 000's)

     The Partnership generated net income of $47,000 for the nine months ended September 30, 1997 as compared to net income of $53,000 for the same nine month period in 1996. The $6,000 decrease in net income resulted primarily from the net of a $7,000 increase in total income, a $36,000 increase in total expenses and a $22,000 decrease in the minority interest's share in Sabal Palm Joint Venture's net income.

     Total income for the nine months ended September 30, 1997 was $1,126,000 as compared to $1,119,000 for the same nine month period in 1996, an increase of $7,000. The $7,000 increase resulted primarily from an increase in interest income due to an increase in the amount of cash available for short term investments for the nine months ended September 30, 1997.

     For the nine months ended September 30, 1997, total expenses were $1,040,000 as compared to $1,004,000 for the same nine month period in 1996, an increase of $36,000. The $36,000 increase in total expenses resulted primarily from an increase in general and administrative expense at Sabal Palm, due to higher insurance premiums as a result of the property's location in a hurricane area. Additionally, landscaping expense increased at Sabal Palm in an effort to attract potential tenants to the center.

Results of Operations - Three Months Ended September 30, 1997 and
1996
     (Amounts rounded to 000's)

     The Partnership generated a net loss of $17,000 for the three months ended September 30, 1997 as compared to a net loss of $7,000 for the same three month period in 1996. The $10,000 increase in net loss resulted primarily from the net of a $12,000 decrease in total income, a $9,000 increase in total expenses and a $17,000 decrease in the minority interest's share of Sabal Palm Joint Venture's net loss.

    Total income for the nine months ended September 30, 1997 was $314,000 as compared to $326,000 for the same three month period in 1996, a decrease of $12,000. The $12,000 decrease resulted primarily from a decrease in tenant reimbursements expected to be received at Sabal Palm.

     For the three months ended September 30, 1997, total expenses were $340,000 as compared to $331,000 for the same three month period in 1996, an increase of $9,000. The $9,000 increase in total expenses resulted primarily from an increase in general and administrative expenses at Sabal Palm due to higher insurance premiums as a result of the property's location in a hurricane area.

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

                         DATE:  November 14, 1997


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 14, 1997