Form 10KSB
period 1997-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1998-04-01
CIK 762848

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1997

                                or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-14481

                Brauvin Real Estate Fund L.P. 5
     (Name of small business issuer in its charter)

              Delaware                        36-3432071
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)

   30 North LaSalle Street, Chicago, Illinois         60602
    (Address of principal executive offices)       (Zip Code)

                        (312) 759-7660
                    (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,497,370.

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

                 BRAUVIN REAL ESTATE FUND L.P. 5
                  1997 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                              Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .12

                             PART II
Item 5. Market for the Issuer's Limited Partnership
        Interests and Related Security Holder Matters. . . . . . . .13
Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .13

Item 7. Consolidated Financial Statements and
        Supplementary Data . . . . . . . . . . . . . . . . . . . . .19

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . .20

                             PART III
Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act. . . . . . . . . . . . . . . . . . . . .21

Item 10.Executive Compensation . . . . . 23

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . . .24

Item 12.Certain Relationships and Related Transactions . . . . . .24

Item 13.Exhibits, Consolidated Financial Statements and
        Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .26

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

  As of December 31, 1997, the Partnership had acquired one rental property, a 42% interest in a joint venture which acquired a second rental property and a 53% interest in a joint venture which acquired a third rental property. A fourth rental property which the Partnership had acquired a 54% interest in a joint venture was foreclosed upon on May 15, 1995 and the joint venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

  The Partnership has no employees.

Market Conditions/Competition

  The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

  Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have declined from approximately $13.71 per square foot in 1993 to approximately $10.25 per square foot in 1997 Similarly, the average rental rates for non-anchor tenants at Strawberry Fields in West Palm Beach, Florida have declined from approximately $12.21 per square foot in 1993 to approximately $8.69 per square foot in 1997. Non-anchor tenant average rental rates, expressed per square foot per year, have increased at the Crown Point property located in Kingsport, Tennessee, from approximately $8.90 per square foot in 1993 to approximately $10.73 per square foot in 1997. However, the Partnership has not benefitted greatly from these increases due to the existence of several leases that were negotiated in prior years.

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

  During the year ended December 31, 1997, the Partnership owned the properties described below:

(a) Crown Point Shopping Center ("Crown Point")

  On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point is composed of a main building, constructed in two phases, and two outparcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one outparcel building were completed in 1984. Phase II of Crown Point and the other outparcel building were completed in 1985. The anchor tenant is a Food City grocery. Burger King, a division of Grand Metropolitan PLC, is located on one of the outparcel buildings which is also owned by the Partnership. Crown Point was 100% occupied at December 31, 1997.

  The Partnership purchased Crown Point for $5,341,696 consisting of approximately $1,775,000 paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696. The lender provided the first mortgage loan through the sale of tax-exempt bonds. The loan had a 30-year term and bore interest at the rate of 9.69% per annum. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%. The outstanding mortgage balance encumbered by the property is $3,130,020 at December 31, 1997. The outstanding mortgage balance is currently being amortized based on a twenty year term and has a maturity of January 1, 2003.

  The occupancy rate and average annual base rent per square foot at December 31, 1997 and 1996 were as follows:

                             1997      1996
Occupancy Rate               100%       98%
Average Annual Base
Rent Per Square Foot        $ 7.42   $ 7.19

  Crown Point has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                         Annual    Lease
               Square     Base   Expiration  Renewal     Nature of
Tenant          Feet      Rent      Date     Options     Business
Food City      9,652    $257,738  8/2004    5/5 yrs ea.  Food Store
Contel
  Cellular    12,800      64,000  8/99        None       Telecom-
                                                         munication
                                                         Services
Others        19,000     204,036  Various     Various
              71,452    $525,774

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

  In February 1993, the Strawberry Joint Venture finalized a refinancing of the first mortgage loan on Strawberry Fields (the "Refinancing") with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. Commencing November 1, 1997 and through the maturity date, December 1, 1998, the interest rate reverted to the original 9.0% rate. The outstanding mortgage balance encumbered by the property was $5,650,707 at December 31, 1997.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988, however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 101,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 86% occupied at December 31, 1997.

  With the exception of Kroger, all leases at Strawberry Fields are net with each tenant paying its pro rata share of operating expenses. Local tenant leases and outparcel ground leases provide for the base rent to be increased in accordance with the Consumer Price Index. Even though Florida Choice has vacated the space and the space has been sublet to Syms it is still required to pay any increases in property taxes and insurance above the level incurred in 1986 (the first year of operation). Syms is not required to share in the operating expenses.

  The occupancy rate and average annual base rent per square foot at December 31, 1997 and 1996 were as follows:

                             1997      1996
Occupancy Rate                86%       87%
Average Annual Base
Rent Per Square Foot         $7.63    $7.49

  Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                                   Annual     Lease
                       Square       Base   Expiration   Renewal      Nature of
Tenant                  Feet        Rent       Date     Options      Business
Florida Choice (1)
(sublet by Syms)      54,300       $383,016    3/2005   8/5 yrs ea.  Discount
                                                                     Clothing
Others                34,539        300,152    Various  Various
Vacant                14,775             --
                     103,614       $683,168

  (1) Includes Syms and Florida Choice base rent.

(c) Sabal Palm Square ("Sabal Palm")

  On October 31, 1986, the Partnership and BREF 4 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 53% interest and BREF 4 has a 47% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and now requires payments of principal and interest based on a 30-year amortization schedule.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,179,537 at December 31, 1997.

  The Partnership consolidated the Sabal Palm Joint Venture and has recorded a minority interest balance to recognize the 47% interest of BREF 4.

  Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn-Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm was 95% occupied at December 31, 1997.

  In addition, in the first quarter of 1998, the Partnership has become aware that both Winn-Dixie and Walgreens may vacate their respective spaces prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

  The occupancy rate and average annual base rental per square foot at December 31, 1997 and 1996 were as follows:

                                 1997     1996

Occupancy Rate                    95%     92%
Average Annual Base
Rental Per Square Foot           $6.32   $6.37

  Sabal Palm has two tenants which individually occupy ten percent or more of the net rentable square feet. The following is a summary of the tenant rent roll at December 31, 1997:

                            Annual    Lease
                   Square    Base   Expiration   Renewal      Nature of
Tenant              Feet     Rent     Date       Options       Business
Winn-Dixie        41,983  $142,406   4/2005     5/5 yrs ea.   Food Store
Walgreens         13,000    81,252   4/2025     2/5 yrs ea.   Drug Store
Others            29,484   302,037   Various      Various
Vacant             4,466        --
                  88,933  $525,695

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1997, there were 798 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1997 and 1996.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

  Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Description of Business." Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Year 2000

  In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred, and are not material.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through refinancing of the mortgages when they mature.

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point increased to 100% at December 31, 1997 compared to 98% at December 31, 1996. The Partnership is continuing to work to sustain the occupancy level of Crown Point.

   On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space
more marketable.   The property has shown an improvement due to the
occupancy increase from 78% at December 31, 1994 to 86% at December 31, 1997. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of Sabal Palm which stood at 95% as of December 31, 1997. Although the Sabal Palm retail market appears to be overbuilt, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

  In addition, in the first quarter of 1998, the Partnership has become aware that both Winn-Dixie and Walgreens may vacate their respective spaces prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have affected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

  * The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions where large blocks of properties were sold at distressed prices. The low price paid by the new owners enabled them to reduce asking rental rates resulting in significantly lower market rents for all competing properties.

  * The emergence of "Category Killer" retailers who occupied large "Box" spaces in new developments known as "Power Centers" attracted tenants from the smaller and more traditional "Community Centers" resulting in increased vacancies and downward pressure on market rental rates.

  * The continuing softness in retail sales has resulted in store closings. This has in turn resulted in increased vacancies and an overall softness in demand for retail space which results in downward pressure on market rents.

  These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates have generally improved over the past year at all remaining properties; however, they remain below where they were when the properties were acquired. The specific impact of these economic conditions on 1997 and 1996 results are discussed in the section "Results of Operations - 1997 Compared to 1996", below.

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

  An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners opinion, comparable to fees that would be paid to independent third parties.

Results of Operations - Years Ended December 31, 1997 and 1996
(Amounts rounded to 000's)

  The Partnership generated net income of $51,000 for the year ended December 31, 1997 as compared to net income of $62,000 for the same period in 1996. The $11,000 decrease in net income resulted primarily from the net of a $23,000 decrease in total income, a $19,000 increase in total expenses and a $36,000 decrease in the minority interest's share in Sabal Palm Joint Venture's net income.

  Total income for the year ended December 31, 1997 was $1,497,000 as compared to $1,520,000 for the same period in 1996, a decrease of $23,000. The $23,000 decrease resulted primarily from a decrease in tenant expense reimbursements at Sabal Palm.

  For the year ended December 31, 1997, total expenses were $1,394,000 as compared to $1,375,000 for the same period in 1996, an increase of $19,000. The $19,000 increase in total expenses resulted primarily from an increase in general and administrative expense at Sabal Palm, due to higher insurance premiums as a result of the property's location in a hurricane area. Additionally, landscaping expense increased at Sabal Palm in an effort to attract potential tenants to the center.

Results of Operations - 1996 Compared to 1995
(Amounts rounded to nearest 000's)

   The Partnership had net income of $62,000 in 1996 compared to net income of $136,000 in 1995. The $74,000 decrease in net income resulted primarily from the decrease in the Partnership's share of income due to the foreclosure on May 15, 1995 of one of the joint venture properties.

  Total income for the Partnership was $1,520,000 in 1996 compared to $1,902,000 in 1995. The decrease of $382,000 resulted primarily from the foreclosure of the joint venture property on May 15, 1995. Total income for the such property for the year ended December 31, 1995 was $343,000. Total income for the remaining properties was $1,520,000 in 1997 compared to $1,559,000 in 1995. The $39,000 decrease resulted primarily from a decrease in rental income at Sabal Palm. The decrease in rental income at Sabal Palm was caused by a decrease in occupancy from 99% at December 31, 1995 to 92% at December 31, 1996.

  Total expenses were $1,375,000 in 1996 compared to $4,544,000 in 1996. The $3,169,000 decrease in total expenses resulted primarily from the $2,702,000 provision for investment property impairment for the property foreclosed in 1995. Total operating expenses for such property in 1995 were $372,000. Total expenses for the remaining properties were $1,375,000 in 1996 compared to $1,470,000 in 1995. The $95,000 decrease in expenses resulted primarily from a decrease in interest expense at Crown Point. Interest expense decreased as a result of the refinancing of the mortgage loan on December 28, 1995 when the interest rate decreased from 9.69% to 7.55%.

Item 7. Consolidated Financial Statements and Supplementary Data.

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for consolidated financial statements where applicable.

  The financial information required in Item 310(b) of Regulation
S-B is not applicable.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

  On December 6, 1996, the Partnership dismissed Ernst & Young LLP as its independent accountant. Ernst & Young LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Partnership's accountant was made at the recommendation of the General Partners to reduce the costs associated with the audit. In the Partnership's fiscal years ended 1994 and 1995 and the subsequent interim period preceding the dismissal there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which would have caused Ernst & Young LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304 (a) (1) (iv) (B) of Regulation S-B.

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

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of The Exchange Act.

  The General Partners of the Partnership are:
        Brauvin Ventures, Inc., an Illinois corporation
        Mr. Jerome J. Brault, individually

  Brauvin Ventures, Inc. was formed under the laws of the State of Illinois in 1983, with its issued and outstanding shares being owned by A.G.E. Realty Corporation, Inc. (50%), and Messrs. Jerome J.
Brault (beneficially) (25%) and Cezar M. Froelich (25%).

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault  . . . . .Chairman of the Board of Directors,
                                              Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. B. Allen Aynessazian . . . . . . . . . . . . . . . . Treasurer and
                                                 Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 64) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 37) is a executive vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. B. ALLEN AYNESSAZIAN (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs, including Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

Item 10.  Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 11 to 13 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow", "Allocation of Profits, Losses and Deductions", "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-9 to A-13 of the Agreement attached as Exhibit A to the Partnership's Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 9. Reference is also made to Notes 2 and 4 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received a share of Partnership income for 1997 and 1996.

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

  (b)     The officers and directors of the Corporate General
          Partner do not, individually or as a group, own any Units.

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

Item 12. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 11 to 16 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-15 to A-18 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in
Item 10. Cezar M. Froelich resigned as an individual general partner of the Partnership effective 90 days after August 14, 1997 but remains a shareholder of the Corporate General Partner. He is also a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership. Reference is made to Note 4 of the Notes to Consolidated Financial Statements filed with this annual report for a summary of transactions paid to affiliates.

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

  (c) Not applicable.

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

               Exhibit No.    Description
                 *3.(a)       Restated Limited Partnership
                              Agreement
                 *3.(b)       Articles of Incorporation of Brauvin
                              Ventures, Inc.
                 *3.(c)       By-Laws of Brauvin Ventures, Inc.
                 *3.(d)       Amendment to the Certificate of
                              Limited Partnership of the
                              Partnership
                 *10.(a)      Escrow Agreement
                 *10.(b)(1)   Management Agreement
                 21.          Subsidiaries of the registrant
                 27.          Financial Data Schedule
                 *28.         Pages 11-16, A-9 to A-13 and A-15 to
                              A-18 of the Partnership's Prospectus
                              and the Agreement dated March 1,
                              1985, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-95633) on Form S-11 filed under the Securities Act of 1933.

  (b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

  (c)   Form 8-K. None.

  (d)   An annual report for the fiscal year 1997 will be sent . . . . . .
        to the Limited Partners subsequent to this filing.

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

                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner

                         By:  /s/ Jerome J. Brault
                              Jerome J. Brault
                              Chairman of the Board of
                              Directors and President

                         By:  /s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary

                         By:  /s/ B. Allen Aynessazian
                              B. Allen Aynessazian
                              Chief Financial Officer and
                              Treasurer

                         INDIVIDUAL GENERAL PARTNER

                              /s/ Jerome J. Brault
                              Jerome J. Brault

Dated: March 31, 1998

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet, December 31, 1997. . . . . . . . . .  F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Partners' Capital, for the
  years ended December 31, 1997 and 1996 . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .F-7

All other schedules provided for in Item 13 (a) on Form 10-KSB are either not required, not applicable, or immaterial.

                        INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 5

We have audited the accompanying consolidated balance sheet of Brauvin Real Estate Fund L.P. 5 (a limited partnership) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 7, 1998

                  BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

                    CONSOLIDATED BALANCE SHEET

                                               December 31,
                                                    1997
ASSETS
Investment in real estate:
  Land                                          $ 2,411,849
  Buildings and improvements                      9,742,265
                                                 12,154,114
  Less accumulated depreciation                  (3,019,418)
Net investment in real estate                     9,134,696
Investment in Strawberry Fields
  Joint Venture(Note 6)                             536,216
Cash and cash equivalents                           560,393
Rent receivable (net of an
  allowance of $25,600)                             105,825
Escrow deposits                                     118,753
Other assets                                        140,031
Due from affiliates                                  35,700

       Total Assets                             $10,631,614

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)                 $ 6,309,557
Accounts payable and accrued expenses               110,677
Tenant security deposits                             43,733
Due to affiliates                                     7,949
            Total Liabilities                     6,471,916

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                    849,970

PARTNERS' CAPITAL:
General Partners                                    (32,746)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                    3,342,474
       Total Partners' Capital                    3,309,728
       Total Liabilities and
       Partners' Capital                        $10,631,614


  See accompanying notes to consolidated financial statements

                  BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31,

                                           1997                 1996
INCOME
Rental (Note 5)                           $1,281,389      $1,272,271
Interest                                      26,986           8,940
Other, primarily expense
  reimbursements                             188,995         238,393
       Total income                        1,497,370       1,519,604

EXPENSES
Interest                                     560,423         556,684
Depreciation                                 270,384         269,212
Real estate taxes                            135,761         147,060
Repairs and maintenance                       47,532          32,332
Management fees                               85,464          91,330
Other property operating                      64,810          59,690
General and administrative                   229,141         218,632

       Total expenses                      1,393,515       1,374,940

Income before minority and
  equity interests                           103,855         144,664

Minority interest's share of:
  Sabal Palm's net income                    (12,412)        (48,858)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                   (40,934)        (33,340)

Net income                                 $  50,509      $   62,466

Net income Allocated
  to the General Partners                  $     505      $      625

Net income Allocated
  to the Limited Partners                  $  50,004      $   61,841

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                          $    5.04      $     6.24




  See accompanying notes to consolidated financial statements.

                  BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              Years Ended December 31, 1997 and 1996


                                        General     Limited
                                       Partners     Partners      Total

Balance, January 1, 1996                $(33,876) $3,230,629   $3,196,753

  Net income                                 625      61,841       62,466

Balance, December 31, 1996               (33,251)  3,292,470    3,259,219

  Net income                                 505      50,004       50,509

Balance, December 31, 1997              $(32,746) $3,342,474   $3,309,728

See accompanying notes to consolidated financial statements

                  BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31,

                                                        1997         1996
Cash Flows From Operating  Activities:
Net income                                             $50,509   $  62,466
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                           270,384     269,212
Provision for doubtful accounts                         25,600          --
Equity interest in Strawberry Fields Joint
  Venture's net loss                                    40,934      33,340
Minority Interest's share of Sabal
  Palm Joint Venture's net income                       12,412      48,858
(Increase) decrease in rent receivable                 (21,796)     27,643
(Increase) decrease in escrow deposits                 (60,083)     36,879
Decrease (increase) in other assets                     27,926      (3,086)
Decrease in due from affiliates                        (29,820)     (5,880)
(Decrease) increase in accounts payable
  and accrued expenses                                  (9,511)     40,807
Increase in tenant security deposits                     1,366       1,382
Increase (decrease)in due to affiliates                  5,841     (50,625)
Net cash provided by operating activities              313,762     460,996

Cash Flows From Investing Activities:
Capital expenditures                                    (4,310)     (3,003)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                            (118,910)    (96,350)
Cash used by investing activities                     (123,220)    (99,353)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                 (3,183,413)    (95,094)
Proceeds from refinancing                            3,200,000          --
Payment of loan costs                                  (55,605)         --
Net cash used in financing activities                  (39,018)    (95,094)
Net increase in cash and cash
  equivalents                                          151,524     266,549
Cash and cash equivalents at beginning
  of year                                              408,869     142,320
Cash and cash equivalents at end of year             $ 560,393   $ 408,869
Supplemental disclosure of cash
  flow information:
  Cash paid for interest                             $ 533,930   $ 519,112

  See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1997 and 1996

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Real Estate Fund L.P. 5 (the "Partnership") was organized on June 28, 1985. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome J. Brault. On August 8, 1997, Mr. Cezar M. Froelich resigned as an Individual General Partner effective 90 days from August 14, 1997. Brauvin Ventures Inc. is owned by A.G.E. Realty Corporation Inc. (50%) and by Messrs. Jerome J. Brault (beneficially) (25%) and Cezar M. Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

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

     Consolidation of Special Purpose Entity

     The Partnership has one special purpose entity ("SPE"), Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions from the SPE are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of the SPE did not affect the Partnership's economic ownership of the property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

     Consolidation of Joint Venture Partnership

     The Partnership owns a 53% interest in the Sabal Palm Joint
Venture which owns Sabal Palm Shopping Center.   The accompanying
financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Sabal Palm Joint Venture. The minority interests of the consolidated joint venture is adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner, if any. All intercompany items and transactions have been eliminated.

     Investment in Joint Venture Partnership

     The Partnership owns a 42% equity interest in a Strawberry Fields Joint Venture (see Note 6). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields Joint Venture using the equity method of accounting.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1997 and 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses; tenant security deposits and due to/from affiliates. The mortgage notes payable at December 31, 1997 have a fair value of
approximately $ 6303000   based upon the current interest rates
offered for debt of similar instruments in the market.

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

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 1997 equaled $9,838,656.

(3)  MORTGAGES NOTES PAYABLE

     Mortgages payable at December 31, 1997 consist of the following:

                                          Interest       Date
                               1997         Rate         Due
Crown Point Shopping
  Center (a)             $3,130,020        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)     3,179,537        8.93%         3/02
                         $6,309,557

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgages payable are as follows:

                                 1998          $  118,281
                                 1999             128,086
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                              Thereafter        2,636,900
                                               $6,309,557

  (a) On December 28, 1995, the acquisition loan balance was paid in full when Crown Point was refinanced by NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non -recourse loan with a fixed interest rate of 7.55%, and amortization based on a twenty year term with a maturity of January 1, 2003.

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

  The carrying value of Crown Point at December 31, 1997 was approximately $4,284,000.

  (b) On February 19, 1987, the Partnership and its joint venture partner obtained a first mortgage loan in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and now requires payments of principal and interest based on a 30-year amortization schedule.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property is $3,179,537 at December 31, 1997.

  In addition, in the first quarter of 1998, the Partnership has become aware that both Winn-Dixie and Walgreens may vacate their respective spaces prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

  The carrying value of Sabal Palm approximated $4,851,000 at December 31, 1997.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1997 and 1996 were as follows:

                                     1997            1996
  Management fees                  $ 85,464       $ 91,330
  Reimbursable office
     expenses                        93,091         82,225
  Legal fees                            377          4,832

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of December 31, 1997 and 1996, the Partnership had made all payments to affiliates, except for management fees of $6,188 and $0 and legal fees of $1,761 and $2,108, respectively. An amount of $35,700 due from affiliates at December 31, 1997 represented an advance made to Strawberry Fields.

(5)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

       1998                      $  957,126
       1999                         780,748
       2000                         661,883
       2001                         614,391
       2002                         559,868
       Thereafter                 2,673,219
       Total                     $6,247,235

  Contingent rental income approximated $133,000 and $134,000, in 1997 and 1996, respectively.

  Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from Food City, the anchor tenant of Crown Point, approximated 20.1% and 20.3% of rental income for the years ended December 31, 1997 and 1996, respectively. Minimum rentals received from Winn Dixie and Walgreens, the anchor tenants of Sabal, approximated 11.1% and 11.2% of rental income and 6.3% and 6.4% of rental income for the years ended December 31, 1997 and 1996, respectively.

(6)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                          December 31,
                                                1997
Land, building and personal
 property, net                             $7,001,268
Other assets                                  123,067
                                           $7,124,335

Mortgage note payable                      $5,650,706
Other liabilities                             195,351
                                            5,846,057
Partners' capital                           1,278,278
                                           $7,124,335



                                    Years Ended December 31,
                                         1997         1996
Rental income                         $ 799,912    $ 774,907
Other income                             81,332       81,237
                                        881,244      856,144

Mortgage and other
  interest                              445,595      446,588
Depreciation                            201,311      200,298
Operating and
  administrative expenses               331,801      288,635
                                        978,707      935,521

Net loss                              $ (97,463)   $ (79,377)


                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

Exhibit (27)           Financial Data Schedule

                                Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin Strawberry Fields
Joint Venture                                       Florida

Brauvin Sabal Palm Joint Venture                    Florida

Brauvin/Crown Point L.P.                           Delaware