Form 10QSB
period 1998-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1998-05-15
CIK 762848

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the three months ended        March 31, 1998

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

        Consolidated Balance Sheet at March 31, 1998 . . . . . . . . 4

        Consolidated Statements of Operations for the
           three months ended March 31, 1998 and 1997. . . . . . . . 5

        Consolidated Statements of Cash Flows for the
           three months ended March 31, 1998 and 1997. . . . . . . . 6

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

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .18

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .18

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .18

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .18
Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 1998, Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-KSB.

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                  March 31,
                                                      1998
ASSETS
Investment in real estate:
  Land                                            $ 2,411,849
  Buildings and improvements                        9,743,585
                                                   12,155,434
  Less accumulated depreciation                    (3,087,039)
Net investment in real estate                       9,068,395
Investment in Strawberry Fields
  Joint Venture(Note 5)                               524,829
Cash and cash equivalents                             689,351
Rent receivable                                        99,137
Escrow deposits                                       166,016
Other assets                                          132,483
Due from affiliates                                    35,700

       Total Assets                               $10,715,911
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)                   $ 6,279,889
Accounts payable and accrued expenses                 174,887
Tenant security deposits                               44,733
Due to affiliates                                      12,080
       Total Liabilities                            6,511,589

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                      825,641

PARTNERS' CAPITAL:
General Partners                                      (32,056)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                      3,410,737
       Total Partners' Capital                      3,378,681
       Total Liabilities and
       Partners' Capital                          $10,715,911


  See accompanying notes to consolidated financial statements

                 BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)

                                   1998               1997
INCOME
Rental                           $429,321          $398,647
Interest                            5,482             4,987
Other, primarily tenant
  expense reimbursements          50,812             50,117
          Total income           485,615            453,751
EXPENSES
Interest                         137,304            141,550
Depreciation                      67,621             67,386
Real estate taxes                 33,942             35,868
Repairs and maintenance            7,931             12,522
Management fees (Note 4)          31,177             28,669
Other property operating          16,726             17,414
General and administrative        55,003             50,511
Total expenses                   349,704            353,920

Income before minority
  and equity interests           135,911             99,831

Minority interest's share of
  Sabal Palm's net income        (55,571)           (44,510)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                       (11,387)            (7,532)

Net income                       $68,953            $47,789

Net income Allocated
  to the General Partners        $   690            $   478

Net income Allocated
  to the Limited Partners        $68,263            $47,311

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                $  6.89            $  4.77



  See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31,
                        (Unaudited)

                                                       1998         1997
Cash Flows From Operating  Activities:
Net income                                         $  68,953   $  47,789
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                          67,621      67,386
Provision for doubtful accounts                        4,700       1,800
Equity interest in Strawberry Fields Joint
  Venture's net loss                                  11,387       7,532
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     55,571      44,510
Change in rent receivables                             1,988      23,555
Change in other assets                                 7,548       3,626
Change in escrow deposits                            (47,263)    (40,764)
Change in accounts payable
  and accrued expenses                                64,210     (37,350)
Change in due to affiliates                            4,131       7,976
Change in tenant security deposits                     1,000        (634)
Net cash provided by operating activities            239,846     125,426

Cash Flows From Investing Activities:
Capital expenditures                                  (1,320)         --
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                           (79,900)    (13,160)
Cash used in investing activities                    (81,220)    (13,160)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                  (29,668) (3,103,716)
Proceeds from refinancing                                 --   3,200,000
Payment of loan fees                                      --     (54,919)
Net cash (used in) provided by
 financing activities                                (29,668)     41,365
Net increase in cash and cash equivalents            128,958     153,631
Cash and cash equivalents at beginning
  of period                                          560,393     408,869
Cash and cash equivalents at end of
  period                                           $ 689,351   $ 562,500
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                            $129,885   $ 161,668
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

  The Partnership has acquired directly or through joint ventures the land and buildings underlying the Crown Point, Strawberry
Fields and Sabal Palm shopping centers.


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

     Investment in Joint Venture Partnership

     The Partnership owns a 42% equity interest in the Strawberry Fields Joint Venture (see Note 6). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields Joint Venture using the equity method of accounting.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1998 and the year ended December 31, 1997.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses; tenant security deposits; and due to/from affiliates.

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

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating
Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net
Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 1998 equaled $10,086,519.

(3)  MORTGAGES NOTES PAYABLE

     Mortgages payable at March 31, 1998 consist of the following:

                                                   Interest     Date
                                       1998          Rate        Due
Crown Point Shopping
  Center (a)                      $3,109,521        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)              3,170,368        8.93%         3/02
                                  $6,279,889

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgages payable are as follows:

                                 1998          $   88,613
                                 1999             128,086
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                              Thereafter        2,636,900
                                               $6,279,889

  (a) On December 28, 1995, the acquisition loan balance was paid in full when Crown Point Shopping Center ("Crown Point") was refinanced by NationsBanc Mortgage Capital Corporation (the "Successor Lender"). The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, and amortization based on a twenty year term with a maturity of January 1, 2003.

  As a precondition to the new financing, the Successor Lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of Crown Point. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  The carrying value of Crown Point at March 31, 1998 was approximately $4,250,000.

  (b) On February 19, 1987, the Partnership and its joint venture partner obtained a first mortgage loan secured by the Sabal Palm Shopping Center ("Sabal Palm") in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and then required payments of principal and interest based on a 30-year amortization schedule with a balloon mortgage payment in February 1997. Prior to the scheduled maturity of this loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a new first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property is $3,170,368 at March 31, 1998.

  In the first quarter of 1998, the Partnership has became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

  The carrying value of Sabal Palm approximated $4,818,000 at March
31, 1998.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1998 and 1997 were as follows:

                                      1998            1997
  Management fees                  $ 31,177       $ 20,536
  Reimbursable office
     expenses                        23,100         21,979
  Legal fees                             --            187

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of March 31, 1998, the Partnership had made all payments to affiliates, except for management fees of $10,319 and legal fees of $1,761. An amount of $35,700 due from affiliates at March 31, 1998 represented an advance made to Strawberry Fields.

(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                            March 31,
                                                1998
Land, building and personal
 property, net                             $6,951,300
Other assets                                  146,990
                                           $7,098,290

Mortgage note payable                      $5,599,209
Other liabilities                             247,916
                                            5,847,125
Partners' capital                           1,251,165
                                           $7,098,290



                 For the three months ended March 31,

                                          1998          1997
Rental income                         $ 196,546    $ 200,079
Other income                             47,251       20,708
                                        243,797      220,787

Mortgage and other
  interest                              126,969      109,109
Depreciation                             49,968       51,407
Operating and
  administrative expenses                93,973       78,205
                                        270,910      238,721

Net loss                              $ (27,113)   $ (17,934)

ITEM 2.Management's Discussion and Analysis or Plan of
       Operation.

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

     The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point increased to 100% at March 31, 1998 and at December 31, 1997 when compared to 98% at March 31, 1997. The Partnership is working to sustain the occupancy level of Crown Point.

     The occupancy level at Strawberry Fields at March 31, 1998 was 83%, compared to 86% at December 31, 1997 and 88% at March 31,
1997. Strawberry had a negative cash flow for the three months ended March 31, 1998.

     On September 18, 1995, the Strawberry Fields Joint Venture notified the Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997 and through the maturity date, December 1, 1998, the interest rate reverted to the original 9.0% rate.

     At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of Sabal Palm which stood at 96% as of March 31, 1998. Although the Sabal Palm retail market appears to be overbuilt, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

     In addition, in the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

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

Results of Operations - Three Months Ended March 31, 1998 and 1997
     (Amounts rounded to 000's)

     The Partnership generated net income of $69,000 for the three months ended March 31, 1998 as compared to net income of $48,000 for the same three month period in 1997. The $21,000 increase in net income resulted primarily from the net of a $32,000 increase in total income and an increase of $11,000 in the minority interest's share of Sabal Palm's net income.

     Total income for the three months ended March 31, 1998 was $486,000 as compared to $454,000 for the same three month period in 1997, a increase of $32,000. The $32,000 increase resulted primarily from an increase in the occupancy rate at Sabal Palm from 92% at March 31, 1997 to 96% at March 31, 1998. Additionally contributing to the increase in rental income was increased percentage rents earned at Sabal Palm.

     For the three months ended March 31, 1998, total expenses were $350,000 as compared to $354,000 for the same three month period in 1997, a decrease of $4,000. The $4,000 decrease in total expenses resulted primarily from a decrease in repairs and maintenance at Sabal Palm.

                  PART II - OTHER INFORMATION




     ITEM 1.    Legal Proceedings.

                None.

     ITEM 2.    Changes in Securities.

                None.

     ITEM 3.    Defaults Upon Senior Securities.

                None.

     ITEM 4.    Submission of Matters To a Vote of Security
                Holders.

                None.

     ITEM 5.    Other Information.

  On May 15, 1998, B. Allen Aynessazian resigned as Chief Financial Officer from the Corporate General Partner. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Brauvin organization.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age
31. Mr. Murphy will be the Partnership's Principal Accounting Officer. He is responsible for the daily operations of Partnership accounting and financial reporting to regulatory agencies. Mr. Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

                         DATE:  May 15, 1998


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 15, 1998