Form 10QSB
period 1998-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1998-08-14
CIK 762848

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the six months ended        June 30, 1998

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

        Consolidated Balance Sheet at June 30, 1998. . . . . . . . . 4

        Consolidated Statements of Operations for the
           six months ended June 30, 1998 and 1997 . . . . . . . . . 5

        Consolidated Statements of Operations for the
           three months ended June 30, 1998 and 1997 . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and 1997 . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .16

                            PART II

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .20

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .20

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .20

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .20

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .20

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 1998, Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-KSB.

                    CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                      June 30,
                                                         1998
ASSETS
Investment in real estate:
  Land                                            $ 2,411,849
  Buildings and improvements                        9,743,585
                                                   12,155,434
  Less accumulated depreciation                    (3,154,770)

Net investment in real estate                       9,000,664
Cash and cash equivalents                             722,927
Rent receivable                                        83,706
Escrow deposits                                       213,280
Other assets                                          145,272
Due from affiliates                                    35,700

       Total Assets                               $10,201,549

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)                   $ 6,251,189
Accounts payable and accrued expenses                 206,900
Tenant security deposits                               44,733
Due to affiliates                                      11,107

       Total Liabilities                            6,513,929

Investment in Strawberry Fields
  Joint Venture - Distributions and
  losses in excess of invested
  amounts(Note 5)                                     147,700

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                      820,281

PARTNERS' CAPITAL:
General Partners                                      (38,647)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                      2,758,286
       Total Partners' Capital                      2,719,639
       Total Liabilities and
       Partners' Capital                          $10,201,549


  See accompanying notes to consolidated financial statements
             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                           1998                   1997
INCOME
Rental                                    $ 721,337           $696,509
Interest                                     12,516             11,319
Other, primarily tenant
  expense reimbursements                     99,768            103,661
       Total income                         833,621            811,489

EXPENSES
Interest                                    274,636            281,362
Depreciation                                135,352            134,772
Real estate taxes                            67,883             71,736
Repairs and maintenance                      29,812             17,686
Management fees (Note 4)                     52,601             49,988
Other property operating                     27,691             30,829
General and administrative                  101,608            113,890
       Total expenses                       689,583            700,263

Income before minority
  and equity interests                      144,038            111,226

Minority interest's share of
  Sabal Palm's net income                   (50,211)           (34,217)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                 (683,916)           (12,915)

Net (loss) income                         $(590,089)          $ 64,094

Net (loss) income Allocated
  to the General Partners                 $  (5,901)          $    641

Net (loss) income Allocated
  to the Limited Partners                 $(584,188)          $ 63,453

Net (loss) income Per Limited
  Partnership Interest
  (9,914.5 Units)                         $  (58.92)          $   6.40





  See accompanying notes to consolidated financial statements
             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)


                                   1998               1997
INCOME
Rental                          $292,016           $297,862
Interest                           7,034              6,332
Other, primarily tenant
  expense reimbursements          48,956             53,544
       Total income              348,006            357,738

EXPENSES
Interest                         137,332            139,812
Depreciation                      67,731             67,386
Real estate taxes                 33,941             35,868
Repairs and maintenance           21,881              5,164
Management fees (Note 4)          21,424             21,319
Other property operating          10,965             13,415
General and administrative        46,605             63,379
       Total expenses            339,879            346,343

Income before minority
  and equity interests             8,127             11,395

Minority interest's share of
  Sabal Palm's net loss            5,360             10,293

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                      (672,529)           (5,383)

Net (loss) income              $(659,042)          $ 16,305

Net (loss) income Allocated
  to the General Partners      $  (6,590)          $    163

Net (loss) income Allocated
  to the Limited Partners      $(652,452)          $ 16,142

Net (loss)income Per Limited
  Partnership Interest
  (9,914.5 Units)              $  (65.81)          $   1.63




  See accompanying notes to consolidated financial statements
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30,
                          (Unaudited)
                                                       1998         1997
Cash Flows From Operating  Activities:
Net (loss) income                                  $(590,089)   $ 64,094
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation                                         135,352     134,772
Provision for doubtful accounts                        4,700       3,600
Equity interest in Strawberry Fields Joint
  Venture's net loss                                 683,916      12,915
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     50,211      34,217
Change in rent receivables                            17,419     (27,932)
Change in other assets                                (5,241)      6,214
Change in escrow deposits                            (94,527)    (73,129)
Change in accounts payable
  and accrued expenses                                96,223      47,694
Change in due to affiliates                            3,158       8,621
Change in tenant security deposits                     1,000       1,366
Net cash provided by operating activities            302,122     212,432

Cash Flows From Investing Activities:
Capital expenditures                                  (1,320)     (4,310)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                           (79,900)    (13,160)
Cash used in investing activities                    (81,220)    (17,470)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                  (58,368) (3,128,095)
Proceeds from refinancing                                 --   3,200,000
Payment of loan fees                                      --     (54,919)
Net cash (used in) provided by
 financing activities                                (58,368)     16,986

Net increase in cash and cash equivalents            162,534     211,948
Cash and cash equivalents at beginning
  of period                                          560,393     408,869
Cash and cash equivalents at end of
  period                                            $722,927   $ 620,817

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                            $260,739   $ 270,142



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

  The Partnership owns a 42% equity interest in the Strawberry Fields Joint Venture (see Note 5). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields Joint Venture using the equity method of accounting.

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

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 1998 and the year ended December 31, 1997.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 1998 equaled $10,334,382.

(3)  MORTGAGES NOTES PAYABLE

  Mortgages payable at June 30, 1998 consist of the following:

                                                 Interest     Date
                                      1998         Rate        Due
Crown Point Shopping
  Center (a)                      $3,088,631     7.55%         1/03
Sabal Palm Square
  Shopping Center (b)              3,162,558     8.93%         3/02
                                  $6,251,189

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgages payable are as follows:

                                 1998          $   59,913
                                 1999             128,086
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                              Thereafter        2,636,900
                                               $6,251,189

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

  The carrying value of Crown Point at June 30, 1998 was approximately $4,217,000.

  (b) On February 19, 1987, the Partnership and its joint venture partner obtained a first mortgage loan secured by the Sabal Palm Shopping Center ("Sabal Palm") in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and then required payments of principal and interest based on a 30-year amortization schedule with a balloon mortgage payment in February 1997. Prior to the scheduled maturity of this loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a new first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property is $3,162,558 at June 30, 1998.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, the Partnership was given official notice that the Winn-Dixie had vacated its space at the center. Walgreens has not given official notice that they will vacate their space prior to their lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working with these tenants to determine the most beneficial steps to be taken by the Partnership. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  The carrying value of Sabal Palm approximated $4,784,000 at June
30, 1998.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 1998 and 1997 were as follows:
                                      1998            1997
  Management fees                   $52,601        $40,020
  Reimbursable office
     expenses                        46,200         45,079
  Legal fees                             --            377



  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of June 30, 1998, the Partnership had made all payments to affiliates, except for management fees of $9,346 and legal fees of $1,761. An amount of $35,700 due from affiliates at June 30, 1998 represented an advance made to Strawberry Fields.

(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                            June 30,
                                               1998
Land, building and personal
 property, net                             $5,346,974
Other assets                                  127,512
                                           $5,474,486

Mortgage note payable                      $5,546,544
Other liabilities                             278,036
                                            5,824,580
Partners' capital                            (350,094)
                                           $5,474,486

                    For the six months ended June 30,

                                          1998          1997
Rental income                       $   390,838     $402,374
Other income                             68,865       42,289
                                        459,703      444,663

Mortgage and other interest             252,754      217,543
Depreciation                             94,650      101,519
Loss on value impairment              1,564,101           --
Operating and
  administrative expenses               176,570      156,352
                                      2,088,075      475,414

Net loss                            $(1,628,372)    $(30,751)

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

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point remained at 100% at June 30, 1998, December 31, 1997 and June 30, 1997. The Partnership is working to sustain the occupancy level of Crown Point.

  The occupancy level at Strawberry Fields at June 30, 1998 was
87%, compared to 86% at December 31, 1997 and 88% at June 30, 1997. Strawberry had a negative cash flow for the six months ended June
30, 1998.

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

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of Sabal Palm which stood at 96% as of June 30, 1998. Although the Sabal Palm retail market appears to be overbuilt, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

  In addition, in the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, the Partnership was given official notice that the Winn-Dixie had vacated its space at the center. Walgreens has not given official notice that they will vacate their space prior to their lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working with these tenants to determine the most beneficial steps to be taken by the Partnership. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

Results of Operations - Six months Ended June 30, 1998 and 1997
  (Amounts rounded to 000's)

  The Partnership generated net loss of $590,000 for the six months ended June 30, 1998 as compared to net income of $64,000 for the same six month period in 1997. The $654,000 decrease resulted primarily from the Partnership's equity interest in the Strawberry Fields Joint Venture.

  Total income for the six months ended June 30, 1998 was $834,000 as compared to $811,000 for the same six month period in 1997, an increase of $23,000. The $23,000 increase resulted primarily from an increase in the occupancy rate at Sabal Palm from 92% at March 31, 1997 to 96% at June 30, 1998. Also contributing to the increase in rental income was increased percentage rents earned at Sabal Palm.

  For the six months ended June 30, 1998, total expenses were $690,000 as compared to $700,000 for the same six month period in 1997, a decrease of $10,000. The $10,000 decrease in total expenses resulted primarily from a decrease in general and administrative expense which is a result of lower insurance expenses at the Partnership's properties.

  The Partnership's equity interest in the Strawberry Joint Venture net loss contributed heavily to the decline in the Partnership's net income for the six months ended June 30, 1998 when compared to the same six month period in 1997. In the second quarter of 1998 the Strawberry Fields Joint venture recorded a provision for impairment on an other than temporary decline in the value of real estate of approximately $1,564,000. The Partnership's share of this item is approximately $657,000.

Results of Operations - Three months Ended June 30, 1998 and 1997
  (Amounts rounded to 000's)

  The Partnership generated net loss of $659,000 for the three months ended June 30, 1998 as compared to net income of $16,000 for the same three month period in 1997. The $675,000 decrease resulted primarily from the Partnership's equity interest in the Strawberry Fields Joint Venture.

  Total income for the three months ended June 30, 1998 was $348,000 as compared to $358,000 for the same three month period in 1997, a decrease of $10,000. The $10,000 decrease resulted primarily from a decrease in the tenant reimbursements earned at Sabal Palm.

  For the three months ended June 30, 1998, total expenses were $340,000 as compared to $346,000 for the same three month period in 1997, a decrease of $6,000. The $6,000 decrease in total expenses resulted primarily from a decrease in general and administrative expense which is a result of lower insurance expenses at the Partnership's properties.

  The Partnership's equity interest in the Strawberry Joint Venture net loss contributed heavily to the decline in the Partnership's net income for the six months ended June 30, 1998 when compared to the same six month period in 1997. In the second quarter of 1998 the Strawberry Fields Joint venture recorded a provision for impairment on an other than temporary decline in the value of real estate of approximately $1,564,000. The Partnership's share of this item is approximately $657,000.

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




                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 5


                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors and President

                         DATE:  August 14, 1998


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 14, 1998