Form 10QSB
period 1998-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1998-11-17
CIK 762848

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the nine months ended        September 30, 1998

                                or

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

                        (312)759-7660
                    (Issuer's telephone number)

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

                             INDEX

                             PART I

                                                              Page

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . 3

        Consolidated Balance Sheet at September 30, 1998 . . . . . . 4

        Consolidated Statements of Operations for the
           nine months ended September 30, 1998 and 1997 . . . . . . 5

        Consolidated Statements of Operations for the
           three months ended September 30, 1998 and 1997. . . . . . 6

        Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1997 . . . . . . 7

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

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .22
Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23

                 PART I - FINANCIAL INFORMATION


ITEM 1. Consolidated Financial Statements

     The following Consolidated Balance Sheet as of September 30, 1998, Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-KSB.

                CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                             September 30,
                                                   1998
ASSETS
Investment in real estate:
  Land                                            $ 2,411,849
  Buildings and improvements                        9,743,585
                                                   12,155,434
  Less accumulated depreciation                    (3,222,501)
Net investment in real estate                       8,932,933
Cash and cash equivalents                             760,278
Rent receivable (net of
  allowance of $18,000)                               105,197
Escrow deposits                                       237,250
Other assets                                          130,945
Due from affiliates                                    35,700

       Total Assets                               $10,202,303
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)                   $ 6,221,906
Accounts payable and accrued expenses                 203,803
Tenant security deposits                               44,370
Due to affiliates                                       5,809
       Total Liabilities                            6,475,888

Investment in Strawberry Fields
  Joint Venture - Distributions and
  losses in excess of invested
  amounts(Note 5)                                     153,731

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                      814,405

PARTNERS' CAPITAL:
General Partners                                      (38,260)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                      2,796,539
       Total Partners' Capital                      2,758,279
       Total Liabilities and
       Partners' Capital                          $10,202,303

  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,
                          (Unaudited)

                                   1998                1997
INCOME
Rental                         $1,008,800          $ 991,181
Interest                           23,440             18,159
Other, primarily tenant
  expense reimbursements          158,773            116,353
  Total income                  1,191,013          1,125,693

EXPENSES
Interest                          412,320            421,470
Depreciation                      203,083            202,638
Real estate taxes                 102,481            107,604
Repairs and maintenance            37,914             26,988
Management fees (Note 4)           70,000             68,687
Other property operating           42,275             50,415
General and administrative        140,107            162,542
  Total expenses                1,008,180          1,040,344

Income before minority
  and equity interests            182,833             85,349

Minority interest's share of
  Sabal Palm's net income         (44,335)           (17,559)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                       (689,947)           (21,171)

Net (loss) income              $ (551,449)          $ 46,619

Net (loss) income Allocated
  to the General Partners      $   (5,514)          $    466

Net (loss) income Allocated
  to the Limited Partners      $ (545,935)          $ 46,153

Net income (loss) Per Limited
  Partnership Interest
  (9,914.5 Units)              $   (55.06)          $   4.66
  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)

                                             1998                 1997
INCOME
Rental                                     $287,463           $294,672
Interest                                     10,924              6,840
Other, primarily tenant
  expense reimbursements                     59,005             12,692
  Total income                              357,392            314,204

EXPENSES
Interest                                    137,684            140,108
Depreciation                                 67,731             67,866
Real estate taxes                            34,598             35,868
Repairs and maintenance                       8,102              9,302
Management fees (Note 4)                     17,399             18,699
Other property operating                     14,584             19,586
General and administrative                   38,499             48,652
  Total expenses                            318,597            340,081

Income before minority
  and equity interests                       38,795            (25,877)

Minority interest's share of
  Sabal Palm's net loss                       5,876             16,658

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                                   (6,031)            (8,256)

Net income (loss)                          $ 38,640           $(17,475)

Net income (loss) Allocated
  to the General Partners                  $    386           $   (175)

Net income (loss) Allocated
  to the Limited Partners                  $ 38,254           $(17,300)

Net income (loss) Per Limited
  Partnership Interest
  (9,914.5 Units)                          $   3.86           $  (1.75)

  See accompanying notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended September 30,
(Unaudited)
                                                     1998         1997
Cash Flows From Operating  Activities:
Net (loss) income                                  $(551,449)    $46,619
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation                                         203,083     202,638
Provision for doubtful accounts                        3,401       4,500
Equity interest in Strawberry Fields Joint
  Venture's net loss                                 689,947      21,171
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     44,335      17,559
Change in rent receivables                            (2,773)     18,611
Change in other assets                                 9,086      13,919
Change in escrow deposits                           (118,497)   (121,269)
Change in due from affiliate                              --       5,880
Change in accounts payable
  and accrued expenses                                93,126     103,029
Change in due to affiliates                           (2,140)      5,939
Change in tenant security deposits                       637       1,366
Net cash provided by operating activities            368,756     319,962

Cash Flows From Investing Activities:
Capital expenditures                                  (1,320)     (4,310)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                           (79,900)    (13,160)
Cash used in investing activities                    (81,220)    (17,470)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                  (87,651) (3,155,088)
Proceeds from refinancing                                 --   3,200,000
Payment of loan fees                                      --     (55,605)
Net cash used in financing activities                (87,651)    (10,693)
Net increase in cash and cash equivalents            199,885     291,799
Cash and cash equivalents at beginning
  of period                                          560,393     408,869
Cash and cash equivalents at end of
  period                                            $760,278   $ 700,668
Supplemental disclosure of
  cash flow information:
  Cash paid for interest                            $391,000   $ 402,701



  See accompanying notes to consolidated financial statements.


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

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the consolidated financial statements.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended September 30, 1998 and the year ended December 31, 1997.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating
Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net
Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 1998 equaled $10,582,245.

(3)  MORTGAGES NOTES PAYABLE

     Mortgages payable at September 30, 1998 consist of the following:

                                            Interest     Date
                                 1998        Rate        Due
Crown Point Shopping
  Center (a)                $3,067,346      7.55%         1/03
Sabal Palm Square
  Shopping Center (b)        3,154,560      8.93%         3/02
                            $6,221,906

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgages payable are as follows:

                                 1998          $   30,630
                                 1999             128,086
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                              Thereafter        2,636,900
                                               $6,221,906

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

  The carrying value of Crown Point at September 30, 1998 was approximately $4,183,000.

  (b) On February 19, 1987, the Partnership and its joint venture partner obtained a first mortgage loan secured by the Sabal Palm Shopping Center ("Sabal Palm") in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and then required payments of principal and interest based on a 30-year amortization schedule with a balloon mortgage payment in February 1997. Prior to the scheduled maturity of this loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a new first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property is $3,154,560 at September 30, 1998.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Walgreens has not given official notice that they will vacate their space prior to their lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  The carrying value of Sabal Palm approximated $4,750,000 at September 30, 1998.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 1998 and 1997 were as follows:
                                 1998            1997
  Management fees              $70,000        $62,401
  Reimbursable office
     expenses                   69,300         69,991
  Legal fees                        --            377

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of September 30, 1998, the Partnership had made all payments to affiliates, except for management fees of $4,048 and legal fees of $1,761. An amount of $35,700 due from affiliates at September 30, 1998 represented an advance made to Strawberry Fields.

(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                         September 30,
                                                 1998
Land, building and personal
 property, net                             $5,304,935
Other assets                                  140,506
                                           $5,445,441

Mortgage note payable                      $5,492,686
Other liabilities                             317,207
                                            5,809,893
Partners' capital                            (364,452)
                                           $5,445,441

                 For the nine months ended September 30,

                                          1998          1997
Rental income                       $   599,267    $ 595,705
Other income                             94,134       63,056
                                        693,401      658,761

Mortgage and other interest             377,336      324,626
Depreciation                            136,689      151,631
Loss on value impairment              1,564,101           --
Operating and
  administrative expenses               258,005      232,910
                                      2,336,131      709,167

Net loss                            $(1,642,730)   $ (50,406)

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

     The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point at September 30, 1998 was 94%, compared to 100% at December 31, 1997 and 100% at September 30, 1997. The Partnership is working to improve the occupancy level of Crown Point.

     The occupancy level at Strawberry Fields at September 30, 1998 was 87%, compared to 86% at December 31, 1997 and 90% at September 30, 1997. Strawberry had a negative cash flow for the nine months ended September 30, 1998.

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

     Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

     At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of Sabal Palm which stood at 96% as of September 30, 1998. Although the Sabal Palm retail market appears to be over built, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

     In addition, in the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Walgreens has not given official notice that they will vacate their space prior to the lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.
Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

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

     The Partnership has engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets. The appraisal of the assets is expected to be completed by the end of the calendar year.

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

Results of Operations - Nine months Ended September 30, 1998 and
1997
     (Amounts rounded to 000's)

     The Partnership generated net loss of $551,000 for the nine months ended September 30, 1998 as compared to net income of $47,000 for the same nine month period in 1997. The $598,000 decrease resulted primarily from the Partnership's equity interest in the Strawberry Fields Joint Venture.

     Total income for the nine months ended September 30, 1998 was $1,191,000 as compared to $1,126,000 for the same nine month period in 1997, an increase of $65,000. The $65,000 increase resulted primarily from an increase of $35,000 in tenant reimbursement revenue at Sabal Palm. Additionally, an increase in the occupancy rate at Sabal Palm from 95% at September 30, 1997 to 96% at September 30, 1998 also generated additional rental income of $16,000.

     For the nine months ended September 30, 1998, total expenses were $1,008,000 as compared to $1,040,000 for the same nine month period in 1997, a decrease of $32,000. The $32,000 decrease in total expense resulted primarily from a decrease in general and administrative expense due to lower insurance expenses at the Partnership's properties. Also contributing to the decrease in general and administrative expense was a bad debt recovery at Crown Point.

     The Partnership's equity interest in the Strawberry Fields Joint Venture net loss contributed heavily to the decline in the Partnership's net income for the nine months ended September 30, 1998 when compared to the same nine month period in 1997. In the second quarter of 1998 the Strawberry Fields Joint venture recorded a provision for impairment on an other than temporary decline in the value of real estate of approximately $1,564,000. The Partnership's share of this item is approximately $657,000.

Results of Operations - Three months Ended September 30, 1998 and
1997
     (Amounts rounded to 000's)

     The Partnership generated net income of $39,000 for the three months ended September 30, 1998 as compared to net loss of $17,000 for the same three month period in 1997. The $56,000 increase resulted primarily from an increase in tenant reimbursement at Sabal Palm. The increase in net income also resulted from a decrease in general and administrative expense which was mainly caused by a bad debt recovery at Crown Point.

     Total income for the three months ended September 30, 1998 was $357,000 as compared to $314,000 for the same three month period in 1997, an increase of $43,000. The $43,000 increase resulted from an increase of $37,000 in the tenant reimbursements earned at Sabal Palm and an increase of $12,000 in the tenant reimbursements earned at Crown Point. Partially offsetting the increase in tenant reimbursements was a decrease in rental income of $6,000 at Crown Point, which resulted from a lower occupancy rate of 94% at September 30, 1998 as compared to 100% at September 30, 1997.

     For the three months ended September 30, 1998, total expenses were $319,000 as compared to $340,000 for the same three month period in 1997, a decrease of $21,000. The $21,000 decrease in total expenses resulted primarily from a decrease in general and administrative expense which is a result of a bad debt recovery at Crown Point.

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

                         DATE:  November 13, 1998


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 13, 1998