Form 10KSB
period 1998-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1999-03-31
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,517,301.

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

                 BRAUVIN REAL ESTATE FUND L.P. 5
                  1998 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                              Page

Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 6

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

Item 10.Executive Compensation. . . . . . . . . . . . . . . . . . . 24

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . . .24

Item 12.Certain Relationships and Related Transactions . . . . . . .25

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

  The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners have determined to pursue the disposition of the Partnership's assets, and expect to commence the registration and solicitation process within a few weeks of the date of this Form 10-KSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

  The amended and restated limited partnership agreement (the
"Agreement") provides that the Partnership shall terminate December 31, 2025, unless sooner terminated. The General Partners shall in no event dispose of the properties after that date.

  As of December 31, 1998, the Partnership had acquired one rental property, a 42% interest in a joint venture which acquired a second rental property and a 53% interest in a joint venture which acquired a third rental property. A fourth rental property which the Partnership had acquired a 54% interest in a joint venture was foreclosed upon on May 15, 1995 and the joint venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

  On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding limited partnership interests of the Partnership (the "Units") was to commence with a tender price of $80 per Unit. The offer was being made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to terminate on January 15, 1999. As a result of this unsolicited tender offer approximately 609 economic interests in the Partnership are to be transferred.

  The General Partners remained neutral as to the particular merits or risks associated with the tender offer to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

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

  Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have remained static at approximately $10.88 per square foot in 1995 to approximately $10.91 per square foot in 1998. However, Winn-Dixie moved out which will likely effect renewal rates and frequency of local tenants. Similarly, the average rental rates for non-anchor tenants at Strawberry Fields in West Palm Beach, Florida have decreased from approximately $12.21 per square foot in 1993 to approximately $8.07 per square foot in 1998. Non-anchor tenant average rental rates, expressed per square foot per year, have increased at the Crown Point property located in Kingsport, Tennessee, from approximately $8.90 per square foot in 1993 to approximately $10.59 per square foot in 1998. However, the Partnership has not benefitted greatly from these increases due to the existence of several leases that were negotiated in prior years.

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

  During the year ended December 31, 1998, the Partnership owned the properties described below:







(a) Crown Point Shopping Center ("Crown Point")

  On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point is composed of a main building, constructed in two phases, and two outparcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one outparcel building were completed in 1984. Phase II of Crown Point and the other outparcel building were completed in 1985. The anchor tenant is a Food City grocery. Burger King, a division of Grand Metropolitan PLC, is located in one of the outparcel buildings which is also owned by the Partnership. Crown Point was 100% occupied at December 31, 1998.

  The Partnership purchased Crown Point for $5,341,696 consisting of approximately $1,775,000 paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696. The lender provided the first mortgage loan through the sale of tax-exempt bonds. The loan had a 30-year term and bore interest at the rate of 9.69% per annum. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%. The outstanding mortgage balance encumbered by the property is $3,045,656 at December 31, 1998. The outstanding mortgage balance is currently being amortized based on a twenty year term and has a maturity of January 1, 2003.

  The occupancy rate and average annual base rent per square foot at December 31, 1998 and 1997 were as follows:

                             1998      1997
Occupancy Rate               100%      100%
Average Annual Base
Rent Per Square Foot        $7.57     $7.42







  Crown Point has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                           Annual    Lease
                 Square      Base   Expiration Renewal    Nature of
Tenant            Feet      Rent      Date     Options    Business
Food City        39,652   $257,738   8/2004  5/5 yrs ea.  Food Store
Contel
Cellular         12,800     64,000   8/99       None      Telecom-
                                                          munication
                                                          Services
Others           19,000    201,207   Various   Various
                 71,452   $522,945

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

  In February 1993, the Strawberry Joint Venture finalized a refinancing of the first mortgage loan on Strawberry Fields (the "Refinancing") with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. Commencing November 1, 1997, the interest rate reverted to the original 9.0% rate.

  Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,454,205 at December 31, 1998.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988, however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 103,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 86% occupied at December 31, 1998.

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

  The occupancy rate and average annual base rent per square foot at December 31, 1998 and 1997 were as follows:

                             1998      1997
Occupancy Rate                86%       86%
Average Annual Base
Rent Per Square Foot         $7.36    $7.63

  Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                                Annual     Lease
                       Square    Base    Expiration  Renewal    Nature of
Tenant                  Feet     Rent       Date     Options     Business
Florida Choice (1)
(sublet by Syms)       54,300  $380,100    3/2005   8/5 yrs ea.  Discount
                                                                 Clothing
Others                 34,684   279,771    Various  Various
Vacant                 14,630        --
                      103,614  $659,871

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

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,145,598 at December 31, 1998.

  The Partnership consolidated the Sabal Palm Joint Venture and has recorded a minority interest balance to recognize the 47% interest of BREF 4.

  Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn-Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm was 96% economically occupied at December 31, 1998.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Walgreens has not given official notice that they will vacate their space prior to the lease termination. The General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.







  The occupancy rate and average annual base rental per square foot at December 31, 1998 and 1997 were as follows:

                               1998    1997
Occupancy Rate                  96%     95%
Average Annual Base
Rental Per Square Foot        $6.56   $6.32

  Sabal Palm has two tenants which individually occupy ten percent or more of the net rentable square feet. The following is a summary of the tenant rent roll at December 31, 1998:

                   Annual    Lease
                   Square     Base   Expiration   Renewal     Nature of
Tenant              Feet      Rent     Date       Options      Business
Winn-Dixie         41,983  $142,406   4/2005     5/5 yrs ea.  Food Store
Walgreens          13,000    81,252   4/2025     2/5 yrs ea.  Drug Store
Others             30,650   334,474   Various      Various
Vacant              3,300        --
                   88,933  $558,132


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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                               PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1998, there were 796 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1998 and 1997.

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





Year 2000

  The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

  The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

  The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

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

  The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through refinancing of the mortgages when they mature.

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point remained at 100% at December 31, 1998 and at December 31, 1997. The Partnership is continuing to work to sustain the occupancy level of Crown Point.

   On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 86% at December 31, 1998. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

  On September 18, 1995, the Strawberry Joint Venture notified the Strawberry Lender that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997, the interest rate reverted to the original 9.0% rate.

  Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,454,205 at December 31, 1998.

  In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of Sabal Palm which stood at 96% as of December 31, 1998. Although the Sabal Palm retail market appears to be overbuilt, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  Walgreens has not given official notice that they will vacate the space prior to their lease termination; the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

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

  In the fourth quarter of 1998, the joint venture recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This allowance has been allocated to the land and building based on the original acquisition percentages.

  In 1998, the General Partners notified the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding Units was to commence with a tender price of $80 per Unit. The offer was being made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to terminate on January 15, 1999. As a result of this unsolicited tender offer approximately 609 economic interests in the Partnership are to be transferred.

  The General Partners remained neutral as to the particular merits or risks associated with the tender offer to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

  The General Partners have determined to pursue the disposition of the Partnership's assets, and expect to commence the registration and solicitation process within a few weeks of the date of this Form 10-KSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

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

  These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates have generally improved over the past year at all remaining properties; however, they remain below where they were when the properties were acquired. The specific impact of these economic conditions on 1998 and 1997 results are discussed in the section "Results of Operations - Years Ended December 31, 1998 and 1997", below.

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

Results of Operations - Years Ended December 31, 1998 and 1997
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $1,562,000 for the year ended December 31, 1998 as compared to net income of $51,000 for the same period in 1997. The $1,613,000 decrease in net income resulted primarily from the net of a $20,000 increase in total income, a $1,463,000 increase in total expenses, a $678,000 decrease in Sabal Palm Joint Venture's minority interest in net income and a $848,000 decrease in the equity interest in Strawberry Fields Joint Venture net income (primarily due to a provision for impairment in the total amount of $2,069,000 recorded at Strawberry Fields).

  Total income for the year ended December 31, 1998 was $1,517,000 as compared to $1,497,000 for the same period in 1997, an increase of $20,000. The $20,000 increase resulted primarily from a increase in tenant rental income at the Sabal Palm property.

  For the year ended December 31, 1998, total expenses were $2,856,000 as compared to $1,394,000 for the same period in 1997, an increase of $1,462,000. The $1,462,000 increase in total expenses resulted primarily from a provision for impairment related to an other than temporary decline in the value of the real estate at the Sabal Palm property.

Results of Operations - 1997 Compared to 1996
  (Amounts rounded to nearest 000's)

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

  None.

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

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault  . . . . .Chairman of the Board of Directors,
                                                  Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . . Treasurer and
                                                 Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 65) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 38) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners received a share of Partnership loss or income for 1998 and 1997.

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

Item 12. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 11 to 16 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-15 to A-18 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in
Item 10. Cezar M. Froelich resigned as an individual general partner of the Partnership effective 90 days after August 14, 1997 but remains a shareholder of the Corporate General Partner. He is also a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership. Reference is made to Note 4 of the Notes to Consolidated Financial Statements filed with this annual report for a summary of transactions with affiliates.











  As a precondition to the new financing at Crown Point, the lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

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

  (c)   Form 8-K. None.

  (d) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing.

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

Dated: March 31, 1999

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet, December 31, 1998. . . . . . . . . .  F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1998 and 1997 . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Partners' Capital, for the
  years ended December 31, 1998 and 1997 . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1998 and 1997 . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .F-7

All other schedules provided for in Item 13 (a) on Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 5

We have audited the accompanying consolidated balance sheet of Brauvin Real Estate Fund L.P. 5 (a limited partnership) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Chicago, Illinois
February 16, 1999








                    CONSOLIDATED BALANCE SHEET

                                          December 31,
                                              1998
ASSETS
Investment in real estate:
  Land                                      $2,111,857
  Buildings and improvements                 8,543,619
                                            10,655,476
  Less accumulated depreciation             (3,281,844)
Net investment in real estate                7,373,632

Cash and cash equivalents                      803,207
Rent receivable (net of an
   allowance of $24,700)                       108,639
Escrow deposits                                171,001
Other assets                                   109,840
Due from affiliates                             35,700

       Total Assets                         $8,602,019

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Mortgage notes payable (Note 3)             $6,191,254
Accounts payable and accrued expenses          156,158
Tenant security deposits                        44,981
Due to affiliates                                5,078
            Total Liabilities                6,397,471

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                               104,327

SHARE OF ACCUMULATED LOSSES IN EXCESS
 OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE (NOTE 6)                       352,620

PARTNERS' CAPITAL:
General Partners                               (48,367)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                               1,795,968
       Total Partners' Capital               1,747,601
       Total Liabilities and
       Partners' Capital                    $8,602,019

  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31,

                                    1998                 1997
INCOME
Rental (Note 5)                  $1,307,725           $1,281,389
Interest                             32,589               26,986
Other, primarily expense
  reimbursements                    176,987              188,995
       Total income               1,517,301            1,497,370

EXPENSES
Interest                            549,292              560,423
Depreciation and amortization       262,426              270,384
Real estate taxes                   137,508              135,761
Repairs and maintenance              55,127               47,532
Management fees (Note 4)             90,979               85,464
Other property operating             54,366               64,810
Provision for impairment          1,499,958                   --
General and administrative          206,679              229,141

       Total expenses             2,856,335            1,393,515

(Loss) income before minority
  and equity interests           (1,339,034)             103,855


Minority interest's share of
  Sabal Palm's net loss (income)    665,743              (12,412)

Equity interest in Strawberry
  Fields Joint Venture's
  net loss                         (888,836)             (40,934)

Net (loss) income               $(1,562,127)          $   50,509


Net (loss) income allocated
  to the General Partners       $   (15,621)          $      505

Net (loss) income allocated
  to the Limited Partners       $(1,546,506)          $   50,004


Net (loss) income Per Limited
  Partnership Interest
  (9,914.5 Units)               $   (155.98)          $     5.04


  See accompanying notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              Years Ended December 31, 1998 and 1997


                                   General     Limited
                                  Partners     Partners           Total

Balance, January 1, 1997         $(33,251)    $3,292,470       $3,259,219

  Net income                          505         50,004           50,509

Balance, December 31, 1997        (32,746)     3,342,474        3,309,728

  Net loss                        (15,621)    (1,546,506)      (1,562,127)

Balance, December 31, 1998       $(48,367)    $1,795,968       $1,747,601





















  See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31,

                                                       1998         1997
Cash Flows From Operating  Activities:
Net (loss) income                                  $(1,562,127)   $ 50,509
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation and amortization                          262,426     270,384
Provision for doubtful accounts                         10,101      25,600
Equity interest in Strawberry Fields Joint
  Venture's net loss                                   888,836      40,934
Minority Interest's share of Sabal
  Palm Joint Venture's net (loss) income              (665,743)     12,412
Provision for impairment                             1,499,958          --
Changes in:
  Rent receivable                                      (12,915)    (21,796)
  Escrow deposits                                      (52,248)    (60,083)
  Other assets                                          30,191      27,926
  Due from affiliates                                       --     (29,820)
  Accounts payable and accrued expenses                 45,481      (9,511)
  Tenant security deposits                               1,248       1,366
  Due to affiliates                                     (2,871)      5,841
Net cash provided by operating activities              442,337     313,762

Cash Flows From Investing Activities:
Capital expenditures                                    (1,320)     (4,310)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                             (79,900)   (118,910)
Cash used by investing activities                      (81,220)   (123,220)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                   (118,303) (3,183,413)
Proceeds from refinancing                                   --   3,200,000
Payment of loan costs                                       --     (55,605)
Net cash used in financing activities                 (118,303)    (39,018)
Net increase in cash and cash
  equivalents                                          242,814     151,524
Cash and cash equivalents at beginning
  of year                                              560,393     408,869
Cash and cash equivalents at end of year              $803,207    $560,393
Supplemental disclosure of cash
  flow information:
  Cash paid for interest                              $519,910    $533,930


  See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 1998 and 1997

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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998 and 1997, except as disclosed below.

  In the fourth quarter of 1998, the Partnership recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm property. This allowance has been allocated to land and building based on the original acquisition percentages.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses; tenant security deposits and due to/from affiliates. The mortgage notes payable at December 31, 1998 have a fair value of approximately $6,089,600 based upon the current interest rates offered for debt of similar instruments in the market.

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

  The Agreement provides that distributions of Operating Cash
Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 1998 equaled $11,077,971.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 1998 consist of the following:

                                               Interest        Date
                                     1998        Rate           Due
Crown Point Shopping
  Center (a)                      $3,045,656     7.55%         1/03
Sabal Palm Square
  Shopping Center (b)              3,145,598     8.93%         3/02
                                  $6,191,254

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 1999          $  128,086
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                                 2003           2,636,878
                                               $6,191,254

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

  The carrying value of Crown Point at December 31, 1998 was approximately $4,150,000.

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

  Walgreens has not given official notice that they will vacate the space prior to their lease termination; the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  The carrying value of Sabal Palm approximated $3,224,000 at December 31, 1998.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1998 and 1997 were as follows:

                                     1998            1997
  Management fees                  $ 90,979       $ 85,464
  Reimbursable office
     expenses                        92,400         93,091
  Legal fees                             --            377

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of December 31, 1998, the Partnership had made all payments to affiliates, except for management fees of $5,078. An amount of $35,700 due from affiliates at December 31, 1998 represents an advance made to Strawberry Fields.









(5)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

       1999                        $987,976
       2000                         793,773
       2001                         687,595
       2002                         559,867
       2003                         547,476
       Thereafter                 2,125,743
       Total                     $5,702,430

  Contingent rental income approximated $141,000 and $133,000, in 1998 and 1997, respectively.

  Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from Food City, the anchor tenant of Crown Point, approximated 19.7% and 20.1% of rental income for the years ended December 31, 1998 and 1997, respectively. Minimum rentals received from Winn Dixie and Walgreens, the anchor tenants of Sabal, approximated 10.9% and 11.1% of rental income and 6.2% and 6.3% of rental income for the years ended December 31, 1998 and 1997, respectively.

(6)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                          December 31,
                                              1998
Land, building and personal
 property, net                             $4,760,592
Other assets                                   89,461
                                           $4,850,053

Mortgage note payable                      $5,454,205
Other liabilities                             233,848
                                            5,688,053
Partners' capital                            (838,000)
                                           $4,850,053



                                           Years Ended
                                           December 31,

                                         1998         1997
Rental income                         $ 795,811    $ 799,912
Other income                            118,960       81,332
                                        914,771      881,244

Mortgage and other
  interest                              464,050      445,595
Depreciation                            176,097      201,311
Provision for impairment              2,069,036           --
Operating and
  administrative expenses               321,865      331,801
                                      3,031,048      978,707

Net loss                            $(2,116,277)   $ (97,463)

  In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

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