Form 10QSB
period 1999-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 1999-05-17
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the three months ended        March 31, 1999

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

        Consolidated Balance Sheet at March 31, 1999 . . . . . . . . 4

        Consolidated Statements of Operations for the
           three months ended March 31, 1999 and 1998. . . . . . . . 5

        Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998. . . . . . . . 6

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21















                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Balance Sheet as of March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-KSB.





































                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                 March 31,
                                                   1999
ASSETS
Investment in real estate:
  Land                                            $ 2,111,857
  Buildings and improvements                        8,543,619
                                                   10,655,476
  Less accumulated depreciation                    (3,340,227)

Net investment in real estate                       7,315,249
Cash and cash equivalents                             845,378
Rent receivable (net of an
  allowance of $74,162)                               106,137
Escrow deposits                                       191,313
Other assets                                          102,291
Due from affiliates                                    35,700

       Total Assets                               $ 8,596,068

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued expenses             $   157,299
Due to affiliates                                      15,837
Tenant security deposits                               36,193
Mortgage notes payable (Note 3)                     6,159,219

       Total Liabilities                            6,368,548

Investment in Strawberry Fields
  Joint Venture(Note 5)                               342,956

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                       78,915

PARTNERS' CAPITAL:
General Partners                                      (47,787)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                      1,853,436
       Total Partners' Capital                      1,805,649
       Total Liabilities and
       Partners' Capital                          $ 8,596,068





  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)

                                             1999               1998
INCOME
Rental                                     $414,464           $429,321
Interest                                      8,345              5,482
Other, primarily tenant
  expense reimbursements                     50,699             50,812
         Total income                       473,508            485,615

EXPENSES
Interest                                    134,866            137,304
Depreciation                                 58,383             67,621
Real estate taxes                            34,377             33,942
Repairs and maintenance                      10,902              7,931
Management fees (Note 4)                     26,358             31,177
Other property operating                     20,737             16,726
Bad debt expense                             49,462              4,700
General and administrative                   44,951             50,303
       Total expenses                       380,036            349,704

Income before minority
  and equity interests                       93,472            135,911

Minority interest's share of
  Sabal Palm's net income                   (45,088)           (55,571)
  Equity interest in Strawberry
  Fields Joint Venture's net
   income(loss)
                                              9,664            (11,387)

Net income                                  $58,048           $ 68,953

Net income Allocated
  to the General Partners                   $   580           $    690

Net income Allocated
  to the Limited Partners                   $57,468           $ 68,263

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                           $  5.80           $   6.89



  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31,
                          (Unaudited)

                                                      1999         1998
Cash Flows From Operating  Activities:
Net income                                         $  58,048   $  68,953
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                          58,383      67,621
Provision for doubtful accounts                       49,462       4,700
Equity interest in Strawberry Fields Joint
  Venture's net income(loss)                          (9,664)     11,387
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     45,088      55,571
Changes in:
  Rent receivables                                   (46,960)      1,988
  Other assets                                         7,549       7,548
  Escrow deposits                                    (20,312)    (47,263)
  Accounts payable
   and accrued expenses                                1,141      64,210
  Due to affiliates                                   10,759       4,131
  Tenant security deposits                            (8,788)      1,000
Net cash provided by operating activities            144,706     239,846

Cash Flows From Investing Activities:
Capital expenditures                                      --      (1,320)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                           (70,500)    (79,900)
Cash used in investing activities                    (70,500)    (81,220)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                  (32,035)    (29,668)
Net cash used in financing activities                (32,035)    (29,668)

Net increase in cash and cash equivalents             42,171     128,958
Cash and cash equivalents at beginning
  of period                                          803,207     560,393
Cash and cash equivalents at end of
  period                                           $ 845,378   $ 689,351

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                           $ 127,519   $ 129,885






  See accompanying notes to consolidated financial statements

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



  Investment in Real Estate

  The Partnership's rental properties are stated at cost including acquisition costs, leasing commissions, and tenant improvements and are net of provision for impairment. Depreciation and amortization are recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 31.5 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 3).

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1999 and 1998, except as disclosed below.

  In the fourth quarter of 1998, the Partnership recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm Joint Venture. This allowance has been allocated to land and building based on the original acquisition percentages.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses; tenant security deposits and due to/from affiliates.

  Reclassifications

  Certain reclassifications have been made to the 1998 consolidated financial statements to conform to classifications adopted in 1999.


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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 1999 equaled $11,325,834.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 1999 consist of the following:

                                                 Interest         Date
                                     1999          Rate            Due
Crown Point Shopping
  Center (a)                      $3,023,554        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)              3,135,665        8.93%         3/02
                                  $6,159,219

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 1999          $   96,051
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                                 2003           2,636,878
                                               $6,159,219

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

  The carrying value of Crown Point at March 31, 1999 was approximately $4,118,000.

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

  The carrying value of Sabal Palm approximated $3,198,000 at March
31, 1999.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                      1999           1998
  Management fees                   $26,358       $ 31,177
  Reimbursable office
     expenses                        23,100         23,100

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of March 31, 1999, the Partnership had made all payments to affiliates, except for management fees of $15,837. An amount of $35,700 due from affiliates at March 31, 1999 represents an advance made to Strawberry Fields Joint Venture.

(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                           March 31,
                                              1999
Land, building and personal
 property, net                             $4,721,184
Other assets                                  140,325
                                           $4,861,509

Mortgage note payable                      $5,415,047
Other liabilities                             261,452
                                            5,676,499
Partners' capital                            (814,990)
                                           $4,861,509

                                       Three Months Ended
                                             March 31,
                                          1999          1998
Rental income                          $205,307     $  196,546
Other income                             19,836         47,251
                                        225,143        243,797

Mortgage and other
  interest                               94,993        126,969
Depreciation                             39,408         49,968
Operating and
  administrative expenses                67,732         93,973
                                        202,133        270,910

Net income (loss)                      $ 23,010     $  (27,113)

  In the second and fourth quarters of 1998, the joint venture recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

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

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point decreased to 88% at March 31, 1999 when compared to 100% at March 31, 1998. The Partnership is continuing to work to improve the occupancy level of Crown Point.

   On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 85% at March 31, 1999. The Strawberry Fields Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

  On September 18, 1995, the Strawberry Fields Joint Venture notified the Strawberry Lender that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997, the interest rate reverted to the original 9.0% rate.

  Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,415,047 at March 31, 1999.

  In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 92% as of March 31, 1999. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer is made, in part, by an entity that owned a nominal economic interest in the Partnership and is scheduled to expire on June 25, 1999.

  The General Partners have not made a determination as to the particular merits or risks associated with the May 12, 1999 unsolicited tender offer.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

  The General Partners have determined to pursue the disposition of the Partnership's assets, and expect to commence the registration and solicitation process within a few weeks of the date of this Form 10-QSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

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




Results of Operations - Three Months Ended March 31, 1999 and 1998
  (Amounts rounded to 000's)

  The Partnership generated net income of $58,000 for the three months ended March 31, 1999 as compared to net income of $69,000 for the same period in 1998. The $11,000 decrease in net income resulted primarily from the net of a $12,000 decrease in total income, a $30,000 increase in total expenses, a $10,000 decrease in Sabal Palm Joint Venture's minority interest in net income and a $21,000 increase in the equity interest in Strawberry Fields Joint Venture net income.

  Total income for the three months ended March 31, 1999 was $474,000 as compared to $486,000 for the same period in 1998, an decrease of $12,000. The $12,000 decrease resulted primarily from a decrease in occupancy rate at Crown Point to 88% at March 31, 1999 from 100% at March 31, 1998.

  For the three months ended March 31, 1999, total expenses were $380,000 as compared to $350,000 for the same period in 1998, an increase of $30,000. The $30,000 increase in total expenses resulted primarily from an increase of allowance for bad debts at Sabal Palm.






















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

                         DATE:  May 17, 1999


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 17, 1999