Form 10QSB
period 1999-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1999-08-16
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the six months ended        June 30, 1999

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

        Consolidated Balance Sheet at June 30, 1999. . . . . . . . . 4

        Consolidated Statements of Operations for the
           six months ended June 30, 1999 and 1998 . . . . . . . . . 5

        Consolidated Statements of Operations for the
           three months ended June 30, 1999 and 1998 . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998 . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

        Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .16

                            PART II

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .23

        Item 2. Changes in Securities. . . . . . . . . . . . . . . .23

        Item 3. Defaults Upon Senior Securities. . . . . . . . . . .23

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 1999, Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998, Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-KSB.

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                               June 30,
                                                   1999
ASSETS
Investment in real estate:
  Land                                            $ 2,111,857
  Buildings and improvements                        8,543,619
                                                   10,655,476
  Less accumulated depreciation                    (3,398,459)

Net investment in real estate                       7,257,017
Cash and cash equivalents                             795,400
Rent receivable (net of an
  allowance of $117,300)                              106,938
Escrow deposits                                       235,427
Other assets                                          119,599
Due from affiliates                                    45,516

       Total Assets                               $ 8,559,897

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued expenses             $   195,636
Due to affiliates                                       6,147
Tenant security deposits                               38,693
Mortgage notes payable (Note 3)                     6,128,089

       Total Liabilities                            6,368,565

Investment in Strawberry Fields
  Joint Venture(Note 5)                               325,844

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                       65,945

PARTNERS' CAPITAL:
General Partners                                      (47,848)
Limited Partners (9,914.5 limited
  partnership units issued and
  outstanding)                                      1,847,391
       Total Partners' Capital                      1,799,543
       Total Liabilities and
       Partners' Capital                          $ 8,559,897




  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                   1999                    1998
INCOME
Rental                                     $691,216           $721,337
Interest                                     16,493             12,516
Other, primarily tenant
  expense reimbursements                     98,208             99,768
       Total income                         805,917            833,621

EXPENSES
Interest                                    269,858            274,636
Depreciation                                116,615            135,352
Real estate taxes                            68,754             67,883
Repairs and maintenance                      14,707             29,812
Management fees (Note 4)                     44,935             52,601
Other property operating                     44,116             27,691
Bad debt expense                             92,600             15,601
General and administrative                   97,048             86,007
       Total expenses                       748,633            689,583

Income before minority
  and equity interests                       57,284            144,038

Minority interest's share of
  Sabal Palm's net income                   (32,118)           (50,211)

Equity interest in Strawberry
  Fields Joint Venture's net
  income(loss)                               26,776           (683,916)

Net income (loss)                          $ 51,942          $(590,089)

Net income (loss) Allocated
  to the General Partners                  $    519          $  (5,901)

Net income (loss) Allocated
  to the Limited Partners                  $ 51,423          $(584,188)

Net income (loss) Per Limited
  Partnership Interest
  (9,914.5 Units)                          $   5.19          $  (58.92)




  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                   1999                    1998
INCOME
Rental                                     $276,752           $292,016
Interest                                      8,148              7,034
Other, primarily tenant
  expense reimbursements                     47,509             48,956
       Total income                         332,409            348,006

EXPENSES
Interest                                    134,992            137,332
Depreciation                                 58,232             67,731
Real estate taxes                            34,377             33,941
Repairs and maintenance                       3,805             21,881
Management fees                              18,577             21,424
Other property operating                     23,379             10,965
Bad debt expense                             43,138             10,901
General and administrative                   52,097             35,704
       Total expenses                       368,597            339,879

(Loss) income before minority
  and equity interests                      (36,188)             8,127

Minority interest's share of
  Sabal Palm's net income                    12,970              5,360

Equity interest in Strawberry
  Fields Joint Venture's net
  income (loss)                              17,112           (672,529)

Net loss                                   $ (6,106)         $(659,042)

Net loss Allocated
  to the General Partners                  $    (61)         $  (6,590)

Net loss Allocated
  to the Limited Partners                  $ (6,045)         $(652,452)

Net loss Per Limited
  Partnership Interest
  (9,914.5 Units)                          $  (0.61)         $  (65.81)



  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30,
                          (Unaudited)

                                                       1999         1998
Cash Flows From Operating  Activities:
Net income (loss)                                  $  51,942  $ (590,089)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation                                         116,615     135,352
Provision for doubtful accounts                       92,600      15,601
Equity interest in Strawberry Fields Joint
  Venture's net (loss) income                        (26,776)    683,916
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     32,118      50,211
Changes in:
  Rent receivables                                   (90,899)      6,518
  Other assets                                        (9,759)     (5,241)
  Escrow deposits                                    (64,426)    (94,527)
  Due from affiliates                                 (9,816)         --
  Accounts payable
   and accrued expenses                               39,478      96,223
  Due to affiliates                                    1,069       3,158
  Tenant security deposits                            (6,288)      1,000
Net cash provided by operating activities            125,858     302,122

Cash Flows From Investing Activities:
Capital expenditures                                      --      (1,320)
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                           (70,500)    (79,900)
Cash used in investing activities                    (70,500)    (81,220)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                  (63,165)    (58,368)
Net cash used in financing activities                (63,165)    (58,368)

Net (decrease)increase in
  cash and cash equivalents                           (7,807)    162,534
Cash and cash equivalents at beginning
  of period                                          803,207     560,393
Cash and cash equivalents at end of
  period                                           $ 795,400   $ 722,927

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                           $ 255,942   $ 260,739




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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1999 and 1998, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 1999 equaled $11,573,697.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 1999 consist of the following:

                                            Interest     Date
                                 1999        Rate        Due
Crown Point Shopping
  Center (a)                      $3,001,032        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)              3,127,057        8.93%         3/02
                                  $6,128,089

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 1999          $   64,921
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                                 2003           2,636,878
                                               $6,128,089

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

  The carrying value of Crown Point at June 30, 1999 was approximately $4,086,000.

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

  The carrying value of Sabal Palm approximated $3,171,000 at June
30, 1999.

(4)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 1999 and 1998 were as follows:

                                 1999            1998
  Management fees                   $44,935       $ 52,601
  Reimbursable office
     expenses                        36,384         46,200

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of June 30, 1999, the Partnership had made all payments to affiliates, except for management fees of $6,147. An amount of $45,516 due from affiliates at June 30, 1999 represents an advance of $35,700 made to Strawberry Fields Joint Venture and $9,816 from affiliates of the General Partner for the 1998 overpayment of reimbursable office expenses.

(5)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                             June 30,
                                               1999
Land, building and personal
 property, net                             $4,681,776
Other assets                                  187,552
                                           $4,869,328

Mortgage note payable                      $5,375,200
Other liabilities                             268,375
                                            5,643,575
Partners' capital                            (774,247)
                                           $4,869,328

                            For the six months ended June 30,

                                          1999         1998
Rental income                          $394,067      $ 390,838
Other income                             42,318         68,865
                                        436,385        459,703

Mortgage and other
  interest                              189,292        252,754
Depreciation                             78,816         94,650
Loss on value impairment                      -      1,564,101
Operating and
  administrative expenses               268,108        176,570
                                        372,633      2,088,075

Net income (loss)                      $ 63,752    $(1,628,372)

  In the second and fourth quarters of 1998, the joint venture recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

(6)  SUBSEQUENT EVENTS

  On July 15, 1999, the Partnership filed a Form 8-K to report the results of the solicitation of the Limited Partnership for the sale of the Partnership's assets. The Limited Partners, by a majority vote, have approved the plan to sell the Partnership's assets.


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

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point decreased to 88% at June 30, 1999 when compared to 100% at June 30, 1998. The Partnership is continuing to work to improve the occupancy level of Crown Point.

   On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 85% at June 30, 1999. The Strawberry Fields Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

  Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,375,200 at June 30, 1999.

  In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 92% as of June 30, 1999. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer is made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to expire on June 25, 1999.

  The General Partners remained neutral as to the particular merits or risks associated with all of the tender offer to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

  In 1998, the General Partners notified the Limited Partners that they were exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners determined to pursue the disposition of the Partnership's assets, and began the registration and solicitation process for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation was accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

  On July 12, 1999, the General Partners received approval by a majority of the Limited Partners to begin the disposition of the Partnership's assets.

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

Results of Operations - Six Months Ended June 30, 1999 and 1998
  (Amounts rounded to 000's)

  The Partnership generated net income of $52,000 for the six months ended June 30, 1999 as compared to net loss of $590,000 for the same period in 1998. The $642,000 increase in net income resulted primarily from the equity interest in Strawberry Fields Joint Venture.

  Total income for the six months ended June 30, 1999 was $806,000 as compared to $834,000 for the same period in 1998, a decrease of $28,000. The $28,000 decrease resulted primarily from a decrease in occupancy rate at Crown Point to 88% at June 30, 1999 from 100% at June 30, 1998.

  For the six months ended June 30, 1999, total expenses were $749,000 as compared to $690,000 for the same period in 1998, an increase of $59,000. The $59,000 increase in total expenses resulted primarily from an increase in the allowance for bad debts at Sabal Palm.

  The Partnership's equity interest in the Strawberry Joint Venture net income contributed heavily to the increase in the Partnership's net income for the six months ended June 30, 1999 when compared to the same six month period in 1998. In the second quarter of 1998 the Strawberry Fields Joint venture recorded a provision for impairment on an other than temporary decline in the value of real estate of approximately $1,564,000, while no impairments were recorded for the six months ended June 30, 1999. The Partnership's share of this item was approximately $657,000.

Results of Operations - Three Months Ended June 30, 1999 and 1998
  (Amounts rounded to 000's)

  The Partnership generated net loss of $6,100 for the three months ended June 30, 1999 as compared to net loss of $659,000 for the same period in 1998. The $653,000 increase in net income resulted primarily from the equity interest in Strawberry Fields Joint Venture.

  Total income for the three months ended June 30, 1999 was $332,000 as compared to $348,000 for the same period in 1998, an decrease of $16,000. The $16,000 decrease resulted primarily from a decrease in occupancy rate at Crown Point to 88% at June 30, 1999 from 100% at June 30, 1998.

  For the three months ended June 30, 1999, total expenses were $369,000 as compared to $340,000 for the same period in 1998, an increase of $29,000. The $29,000 increase in total expenses resulted primarily from an increase in the allowance for bad debts at Sabal Palm.

  The Partnership's equity interest in the Strawberry Joint Venture net income contributed heavily to the increase in the Partnership's net income for the three months ended June 30, 1999 when compared to the same three month period in 1998. In the second quarter of 1998 the Strawberry Fields Joint venture recorded a provision for impairment on an other than temporary decline in the value of real estate of approximately $1,564,000, while no impairments were recorded for the six months ended June 30, 1999. The Partnership's share of this item was approximately $657,000.

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

                         DATE:  August 16, 1999


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 16, 1999