Form 10QSB
period 1999-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 1999-11-15
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the six months ended       September 30, 1999

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

                             INDEX

                             PART I
                                                                 Page

Item 1. Consolidated Financial Statements.                         4

        Consolidated Statement of Net Assets in Liquidation
        as of September 30, 1999 (Liquidation Basis) and
        Balance Sheet at December 31, 1998
        (Going Concern Basis).. . . . . . . . . . . . . . . .       5

        Consolidated Statement of Changes in Net Assets in
        Liquidation for the period July 12, 1999 to
        September 30, 1999 (Liquidation Basis)  . . . .. . . .      6

        Consolidated Statements of Operations for the period
        January 1, 1999 to July 12, 1999 and for the nine months
        ended September 30, 1998
        (Going Concern Basis). . . . . . . . . . . . . . . . .      7

        Consolidated Statements of Operations for the period
        July 1, 1999 thru July 12, 1999 and for the three
        months ended September 30,1998
        (Going Concern Basis)  . . . . . . . . . . . . . . . .      8

        Consolidated Statements of Partners' Capital for the
        period January 1, 1998 to July 12, 1999
       (Going Concern Basis). . . . . . . . . . . . . . . . .       9

        Consolidated Statements of Cash Flows for the period
        January 1, 1999 to July 12, 1999 and for the nine
        months ended September 30, 1998
        (Going Concern Basis). . . . . . . . . . . . . . . . .      10

        Notes to Consolidated Financial Statements . . . . . .      11

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . .      21

                            PART II

Item 1. Legal Proceedings. . . . . . . . .                          28

Item 2. Changes in Securities. . . . . . .                          28

Item 3. Defaults Upon Senior Securities. .                          28


Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . .      28

Item 5. Other Information. . . . . . . . .                          28

Item 6. Exhibits, and Reports on Form 8-K.                          28

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .       29

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet (Going Concern Basis), the following Consolidated Statement of Net Assets in Liquidation as of September 30, 1999 (Liquidation Basis),Consolidated Statement of Changes in Net Assets in Liquidation for the period July 12, 1999 to September 30, 1999 (Liquidation Basis), Consolidated Statements of Operations for the period January 1, 1999 to July 12, 1999 and for the nine months ended September 30, 1998 (Going Concern Basis), Consolidated Statements of Operations for the period July 1, 1999 to July 12, 1999 and the three months ended September 30, 1998 (Going Concern Basis), Consolidated Statement of Partners' Capital for the period January 1, 1998 to July 12, 1999 (Going Concern Basis) and the Consolidated Statements of Cash Flows for the period January 1, 1999 thru July 12, 1999 and for the nine months ended September 30, 1998 (Going Concern Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-KSB.

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
   SEPTEMBER 30, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998

                                        (Liquidation   (Going Concern
                                            Basis)         Basis)
                                         September 30,  December 31,
                                            1999            1998
                                          (Unaudited)
ASSETS
 Land                                                   --    $ 2,111,857
 Buildings and improvements                             --      8,543,619
                                                        --     10,655,476
 Less: Accumulated depreciation                         --     (3,281,844)
 Net investment in real estate                          --      7,373,632

Real estate held for sale                     $  8,933,000             --

Cash and cash equivalents                          742,293       803,207
Rent receivables                                    32,783       108,639
Due from affiliates                                 35,700        35,700
Escrow and other deposits                          281,168       171,001
Other assets                                        18,077       109,840
  Total Assets                                $ 10,043,021   $ 8,602,019

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable (Note 4)               $  6,096,326   $ 6,191,254
Accounts payable and accrued expenses              199,361       156,158
Deferred gain on sale of real estate             1,707,775            --
Reserve for estimated costs during
 the liquidation period                            390,315            --
Tenant security deposits                            26,081        44,981
Due to affiliates                                    4,682         5,078
  Total Liabilities                              8,424,540     6,397,471
Investment in Strawberry Fields
  Joint Venture(Note 6)                            326,180       352,620
Minority Interest in Sabal Palm
   Joint Venture                                    42,128       104,327
Net Assets in Liquidation                     $  1,250,173

PARTNERS' CAPITAL
General Partners                                                 (48,367)
Limited Partners                                               1,795,968
  Total Partners Capital                                       1,747,601
Total Liabilities and Partners' Capital                      $ 8,602,019

  See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
              JULY 12, 1999 TO SEPTEMBER 30, 1999

                          (Unaudited)

Net assets at July 12, 1999
 (Going Concern Basis)                                       $ 1,735,426

Income from operations                                             3,273

Adjustments to liquidation basis                                (488,526)


Net assets in liquidation at September 30, 1999              $ 1,250,173









   See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                               January 1, 1999        Nine Months
                                      to                 ended
                                 July 12, 1999     September 30, 1998
INCOME:
Rental                                 $779,347          $ 1,008,800
Interest                                 18,798               23,440
Other                                   114,607              158,773
    Total income                        912,752            1,191,013

EXPENSES:
Interest                                314,526              412,320
Depreciation                            135,993              203,083
Real estate taxes                        80,432              102,481
Repairs and maintenance                  56,974               37,914
Management fees (Note 5)                 49,425               70,000
Other property operating                 52,441               42,275
General and administrative              232,884              140,107
    Total expenses                      922,675            1,008,180

(Loss)income before minority
  and equity interests                   (9,923)             182,833

Minority interest's share of
  Sabal Palm's net income               (26,189)             (44,335)

Equity interest in Strawberry Fields
  Joint Venture's net income (loss)      23,937             (689,947)

Net loss                               $(12,175)         $  (551,449)

Net loss allocated to the
  General Partners                     $   (122)         $    (5,514)

Net loss allocated to the
  Limited Partners                     $(12,053)         $  (545,935)

Net loss per Limited Partnership
  interest (9,914.5 Units)             $  (1.22)         $    (55.06)

  See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                                  July 1, 1999       Three Months
                                      to                 ended
                                 July 12, 1999     September 30, 1998
INCOME:
Rental                                 $ 88,131          $   287,463
Interest                                  2,305               10,924
Other                                    16,399               59,005
    Total income                        106,835              357,392

EXPENSES:
Interest                                 44,668              137,684
Depreciation                             19,378               67,731
Real estate taxes                        11,678               34,598
Repairs and maintenance                  42,267                8,102
Management fees (Note 5)                  4,490               17,399
Other property operating                  8,325               14,584
General and administrative               43,236               38,499
    Total expenses                      174,042              318,597

(Loss) income before minority
  and equity interests                  (67,207)              38,795

Minority interest's share of
  Sabal Palm's net loss                   5,929                5,876

Equity interest in Strawberry Fields
  Joint Venture's net loss               (2,839)              (6,031)

Net (loss) income                      $(64,117)         $    38,640

Net (loss) income allocated to the
  General Partners                     $   (641)         $       386

Net (loss) income allocated to the
  Limited Partners                     $(63,476)         $    38,254

Net (loss) income per Limited Partnership
  interest (9,914.5 Units)             $  (6.40)         $      3.86

  See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1998 to July 12, 1999
                     (Going Concern Basis)
                          (Unaudited)

                             General            Limited
                             Partners         Partners*     Total

Balance, January 1, 1998               $(32,746)  $3,342,474   $3,309,728

Net loss                                (15,621)  (1,546,506)  (1,562,127)

Balance, December 31, 1998              (48,367)   1,795,968    1,747,601

Net loss                                   (122)     (12,053)     (12,175)

Balance, July 12, 1999                 $(48,489)  $1,783,915   $1,735,426


* Total Units outstanding at July 12, 1999 and December 31, 1998 were 9,914.50.



   See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 5
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the period January 1, 1999 to July 12, 1999
        and for the nine months ended September 30, 1998
                     (Going Concern Basis)
                          (Unaudited)
                                                   1999         1998
Cash Flows From Operating Activities:
Net loss                                          $  (12,175)  $ (551,449)
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                       135,993      203,083
  Provision for doubtful accounts                     93,200        3,401
Equity interest in Strawberry Fields Joint
  Venture's net (income) loss                        (23,937)     689,947
Minority Interest's share of Sabal
  Palm Joint Venture's net income                     26,189       44,335
Changes in:
    Rent receivables                                (134,034)       (2,773)
    Escrow deposits                                  (79,306)     (118,497)
    Other assets                                      (4,983)        9,086
    Accounts payable and accrued expenses             52,911        93,126
    Due to affiliates                                  1,135        (2,140)
    Tenant security deposits                          (6,288)          637
Net cash provided by operating activities             48,705       368,756

Cash Flows From Investing Activities:
Capital expenditures                                      --        (1,320)
Cash distribution to Minority Partner of
    Sabal Palm Joint Venture                         (67,680)      (79,900)
Cash used in investing activities                    (67,680)      (81,220)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                  (74,198)      (87,651)
Net cash used in financing activities                (74,198)      (87,651)
Net (decrease) increase in
  cash and cash equivalents                          (93,173)      199,885
Cash and cash equivalents at
  beginning of period                                803,207       560,393

Cash and cash equivalents at end
  of period                                       $  710,034    $  760,278

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $  298,094    $  391,000

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell all of the Partnership's existing properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999.

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Prior to the preparation of the financial statements on a liquidation basis, rental income was recognized on a straight-line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged as applicable to deferred rent receivable.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of an allowance for impairment. Depreciation and amortization expense is computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

  The Partnership provided an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998, except as disclosed below.

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

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $488,526 which is included in the September 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $1,707,775
     Write-off of deferred rent receivable                    (5,984)
     Write-off of mortgage points                            (92,227)
     Increase in deferred gain on sale
       of real estate                                     (1,707,775)
     Estimated liquidation costs                            (390,315)

     Total adjustment to liquidation basis                $ (488,526)

  (a) Net of estimated closing costs.

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

  The Agreement provides that distributions of Operating Cash
Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 1999 equaled $11,821,560.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 1999 consist of the following:

                                            Interest     Date
                                 1999        Rate        Due
Crown Point Shopping
  Center (a)                $2,978,083        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)        3,118,243        8.93%         3/02
                            $6,096,326

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:


                                 1999          $   33,158
                                 2000             137,877
                                 2001             150,124
                                 2002           3,138,289
                                 2003           2,636,878
                                               $6,096,326

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

  The carrying value of Crown Point at July 12, 1999 was approximately $4,075,000.

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

  The carrying value of Sabal Palm approximated $3,163,000 at July
12, 1999.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 1999 and 1998 were as follows:

                                 1999            1998
  Management fees                $63,862        $70,000
  Reimbursable office
     expenses                     59,426         69,300

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of September 30, 1999, the Partnership had made all payments to affiliates, except for management fees of $4,682. An amount of $35,700 due from affiliates at September 30, 1999 represents an advance made to Strawberry Fields Joint Venture.

(6)  EQUITY INVESTMENT

  The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                   (Liquidation        (Going Concern
                                      Basis)              Basis)
                                September 30, 1999    December 31, 1998

Land and buildings, net                     $       --         $4,760,592
Real estate held for sale                    4,661,500                 --
Other assets                                   165,781             89,461
                                            $4,827,281         $4,850,053

Mortgage notes payable                      $5,334,651         $5,454,205
Other liabilities                              267,679            233,848
                                             5,602,330          5,688,053
Net liabilities in liquidation              $  775,049
Partners' capital                                                (838,000)
                                                               $4,850,053

        GOING CONCERN BASIS

                                January 1, 1999   January 1, 1998
                                      to                to
                                  July 12,1999   September 30, 1998

Rental income                          $ 457,095        $   599,267
Interest income                               89                 --
Other income                              48,653             94,134
                                         505,837            693,401

Expenses:
 Mortgage and other interest             220,647            377,336
 Depreciation                             91,952            136,689
 Loss on value impairment                     --          1,564,101
 Operating and
  administrative                         136,245            258,005
                                         448,844          2,336,131
Net income (loss)                      $  56,993        $(1,642,730)

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

Liquidity and Capital Resources

 The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through property sales.

 The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point remained 94% at September 30, 1999 when compared to 94% at September 30, 1998. The Partnership is continuing to work to improve the occupancy level of Crown Point.

  On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

 The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 92% at September 30, 1999. The Strawberry Fields Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

 Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,334,700 at September 30, 1999.

 In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

 At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 92% as of September 30, 1999. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

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

 On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to expire on June 25, 1999.

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

 As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell all of the Partnership's existing properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999. The Partnership has begun the liquidation process and is actively marketing the properties for sale.

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

Results of Operations - For the period January 1, 1999 to July 12, 1999 and the nine months ended September 30, 1998

              (Amounts rounded to nearest $000's)

 The Partnership generated net loss of $12,000 for the period January 1, 1999 to July 12, 1999 as compared to net loss of $551,000 for the nine months ended September 30, 1998. The increase of $539,000 in net income resulted primarily from a decrease of $278,000 in total income and a decrease of $85,000 in total expense.

 Total income for the period January 1, 1999 to July 12, 1999 was $913,000 as compared to $1,191,000 for the nine months ended September 30, 1998, a decrease of $278,000. The $278,000 decrease resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore seven months of operating income were included in the 1999 period compared to nine months in the 1998 period.

 Total expenses for the period January 1, 1999 to July 12, 1999 was $923,000 compared to $1,008,000 for the nine months ended September 30, 1998, a decrease of $85,000. The decrease of $85,000 in expenses resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore seven months of operating expenses were included in the 1999 period compared to nine months in the 1998 period.

Results of Operations - For the period July 1, 1999 to July 12,
1999 and the three months ended September 30, 1998

              (Amounts rounded to nearest $000's)

 The Partnership generated net loss of $64,000 for the period July 1, 1999 to July 12, 1999 as compared to net income of $39,000 for the three month period ended on September 30 ,1998. The $103,000 decrease in net income resulted primarily primarily from a decrease of $251,000 in total income and a decrease of $145,000 in total expense.

 Total income for the period July 1, 1999 to July 12, 1999 was $107,000 as compared to $358,000 for the three months ended September 30, 1998, a decrease of $251,000. The $251,000 decrease resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore one month of operating income was included in the 1999 period compared to three months in the 1998 period.

 Total expenses for the period July 1, 1999 to July 12, 1999 was $174,000 compared to $319,000 for the three months ended September 30, 1998, a decrease of $145,000. The decrease of $145,000 in expenses resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore one month of operating expenses were included in the 1999 period compared to three months in the 1998 period.

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

                Form 8-K.

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

                         DATE:  November 15, 1999


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 15, 1999