Form 10KSB
period 1999-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2000-03-30
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1999

                                or

[ ]     Transition Report Under Section 13 or 15(d) of the Securities
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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,439,328.

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

                 BRAUVIN REAL ESTATE FUND L.P. 5
                  1999 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .  26

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . . .27

Item 12.Certain Relationships and Related Transactions . . . . . .  27

Item 13.Exhibits, Consolidated Financial Statements and
        Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .29

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

   The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   The General Partners determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

   The Partnership intends to sell the properties under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

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

   On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding limited partnership interests of the Partnership (the "Units") was to commence with a tender price of $80 per Unit. The offer was being made, in part, by an entity that owned a nominal economic interest in the Partnership and terminated on January 15, 1999. As a result of this unsolicited tender offer approximately 609 economic interests in the Partnership were transferred.

   On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on June 25, 1999. As a result of this unsolicited tender offer approximately 777 economic interests in the Partnership were transferred.

   The General Partners remained neutral as to the particular merits or risks associated with this tender offer. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

   Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have increased from approximately $10.88 per square foot in 1995 to approximately $11.25 per square foot in 1999. However, Winn-Dixie moved out which will likely effect renewal rates and leasing interest from local tenants. Similarly, the average rental rates for non-anchor tenants at Strawberry Fields in West Palm Beach, Florida have decreased from approximately $12.21 per square foot in 1993 to approximately $6.93 per square foot in 1999. Non-anchor tenant average rental rates, expressed per square foot per year, have increased at the Crown Point property located in Kingsport, Tennessee, from approximately $8.90 per square foot in 1993 to approximately $10.48 per square foot in 1999. However, the Partnership has not benefitted greatly from these increases due to the existence of several leases that were negotiated in prior years.

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

   During the year ended December 31, 1999, the Partnership owned the properties described below:

(a) Crown Point Shopping Center ("Crown Point")

   On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point is composed of a main building, constructed in two phases, and two out parcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one out parcel building were completed in 1984. Phase II of Crown Point and the other out parcel building were completed in 1985. The anchor tenant is a Food City grocery. Burger King, a division of Grand Metropolitan PLC, is located in one of the out parcel buildings which is also owned by the Partnership. Crown Point was 82% occupied at December 31, 1999.

   The Partnership purchased Crown Point for $5,341,696 consisting of approximately $1,775,000 paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696. The lender provided the first mortgage loan through the sale of tax-exempt bonds. The loan had a 30-year term and bore interest at the rate of 9.69% per annum. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%. The outstanding mortgage balance encumbered by the property is $2,954,697 at December 31, 1999. The outstanding mortgage balance is currently being amortized based on a twenty year term and has a maturity of January 1, 2003.

   The occupancy rate and average annual base rent per square foot at December 31, 1999 and 1998 were as follows:

                             1999      1998
Occupancy Rate                82%      100%
Average Annual Base
Rent Per Square Foot         $6.89    $7.57

  Crown Point has one tenant who individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                           Annual    Lease
                 Square    Base   Expiration  Renewal    Nature of
Tenant            Feet     Rent      Date     Options    Business
Food City       39,652   $257,738   8/2004   5/5 yrs ea. Food Store
Others          17,800    186,490   Various   Various
Vacant          14,000         --
                71,452   $444,228

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

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,293,389 at December 31, 1999.

   Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988, however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 103,614 square feet of retail space and is complemented by two out parcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The out parcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 91% occupied at December 31, 1999.

   On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. The Partnership anticipates closing this transaction in the second quarter of 2000. Subsequently, the potential purchaser rescinded their offer.

   With the exception of Kroger, all leases at Strawberry Fields are net with each tenant paying its pro rata share of operating expenses. Local tenant leases and out parcel ground leases provide for the base rent to be increased in accordance with the Consumer Price Index. Even though Florida Choice has vacated the space and the space has been sublet to Syms it is still required to pay any increases in property taxes and insurance above the level incurred in 1986 (the first year of operation). Syms is not required to share in the operating expenses.

   The occupancy rate and average annual base rent per square foot at December 31, 1999 and 1998 were as follows:

                             1999      1998
Occupancy Rate                91%       86%
Average Annual Base
Rent Per Square Foot         $7.42    $7.36

   Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                              Annual     Lease
                    Square     Base   Expiration   Renewal  Nature of
Tenant               Feet      Rent       Date     Options  Business
Florida Choice (1)
(sublet by Syms)     54,300  $380,100   3/2005   8/5 yrs ea. Discount
                                                             Clothing
Others               47,016   326,002   Various  Various
Vacant               11,098        --
                    112,414  $706,102

  (1) Includes Syms and Florida Choice base rent.


(c)  Sabal Palm Square ("Sabal Palm")

   On October 31, 1986, the Partnership and BREF 4 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 53% interest and BREF 4 has a 47% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and then required payments of principal and interest based on a 30-year amortization schedule.

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,108,455 at December 31, 1999.

   The Partnership consolidated the Sabal Palm Joint Venture and has recorded a minority interest balance to recognize the 47% interest of BREF 4.

   Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn-Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm was 81% economically occupied at December 31, 1999.

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

   The occupancy rate and average annual base rental per square foot at December 31, 1999 and 1998 were as follows:

                                 1999     1998

Occupancy Rate                    81%      96%
Average Annual Base
Rental Per Square Foot           $6.43   $6.56

   Sabal Palm has two tenants which individually occupy ten percent or more of the net rentable square feet. The following is a summary of the tenant rent roll at December 31, 1999:

                           Annual    Lease
                   Square   Base   Expiration   Renewal  Nature of
Tenant              Feet    Rent    Date        Options   Business
Winn-Dixie        41,983   $142,406  4/2005   5/5 yrs ea. Food Store
Walgreens         13,000     81,252  4/2025   2/5 yrs ea. Drug Store
Others            28,450    320,143  Various     Various
Vacant             5,500         --
                  88,933   $543,801



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

Item 4.    Submission of Matters to a Vote of Security Holders.

  None.

                          PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 1999, there were 707 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 1999 and 1998.

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


Year 2000

   The "Year 2000" problem concerned the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

   The computer information technology systems which support the Partnership consist of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. These systems do not have equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, there is no internally generated software coding to correct as all of the software is purchased and licensed from external providers.

   The Partnership utilizes two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, a program was initiated and completed to convert from the existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. All costs associated with these conversions were expensed by the Partnership as incurred, and were not material. Management does not believe that any further expenditures will be necessary for the systems to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

   Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties were converted and will not have an adverse effect on the Partnership.


   The Partnership has not experienced any material adverse impact on its operations or its relationships with tenants, vendors or others.

Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Mortgage notes payable are expected to be satisfied through property sales.

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 82% at December 31, 1999 and 100% at December 31, 1998.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 91% at December 31, 1999. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of vacant space in the shopping center.

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

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,293,389 at December 31, 1999.

   In the second and fourth quarters of 1998, the joint venture recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These impairments were allocated to land and building based on the original acquisition percentages.

   On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. The Partnership anticipates closing this transaction in the second quarter of 2000. Subsequently, the potential purchaser rescinded their offer.


   At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of Sabal Palm which stood at 81% as of December 31, 1999. Although the Sabal Palm retail market appears to be overbuilt, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

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

   In the fourth quarter of 1998, the joint venture recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This impairment was allocated to the land and building based on the original acquisition percentages.

   In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding Units was to commence with a tender price of $80 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and terminated on January 15, 1999. As a result of this unsolicited tender offer approximately 609 economic interests in the Partnership were transferred.

   On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to expired on June 25, 1999. As a result of this unsolicited tender offer approximately 777 economic interests in the Partnership were transferred.

   The General Partners remained neutral as to the particular merits or risks associated with the tender offer. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

   The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

   The General Partners determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

   The Partnership intends to sell the properties under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

   As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

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

   An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners opinion, comparable to fees that would be paid to independent third parties. Results of Operations for the period from January 1, 1999 to July 12, 1999 and the year ended December 31, 1998

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   Prior to the adoption of the liquidation basis of accounting, the Partnership recorded rental income on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable. Upon adoption of the liquidation basis of accounting, the Partnership wrote off the remaining deferred rent receivable and ceased recording credits or charges to rental income to reflect straight lining of the related leases.

   Additionally, prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

Results of Operations - Years Ended December 31, 1998 and 1997
   (Amounts rounded to 000's)

   The Partnership generated a net loss of $1,562,000 for the year ended December 31, 1998 as compared to net income of $51,000 for the same period in 1997. The $1,613,000 decrease in net income resulted primarily from the net of a $20,000 increase in total income, a $1,463,000 increase in total expenses, a $678,000 decrease in Sabal Palm Joint Venture's minority interest in net income and a $848,000 decrease in the equity interest in Strawberry Fields Joint Venture net income (primarily due to an impairment in the total amount of $2,069,000 recorded at Strawberry Fields).

   Total income for the year ended December 31, 1998 was $1,517,000 as compared to $1,497,000 for the same period in 1997, an increase of $20,000. The $20,000 increase resulted primarily from a increase in tenant rental income at the Sabal Palm property.

   For the year ended December 31, 1998, total expenses were $2,856,000 as compared to $1,394,000 for the same period in 1997, an increase of $1,462,000. The $1,462,000 increase in total expenses resulted primarily from an impairment related to an other than temporary decline in the value of the real estate at the Sabal Palm property.

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

  Mr. Jerome J. Brault  . . . . .Chairman of the Board of Directors,
                                 Director and President

  Mr. James L. Brault.  . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . Treasurer and
                                 Chief Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 66) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 39) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

Item 10.  Executive Compensation.

   (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or other affiliates as described under the caption "Compensation Table" on pages 11 to 13 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow", "Allocation of Profits, Losses and Deductions", "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-9 to A-13 of the Agreement attached as Exhibit A to the Partnership's Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 9. Reference is also made to Notes 3 and 5 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

   The General Partners received a share of Partnership loss or income for 1999 and 1998.

   An affiliate of the General Partners is reimbursed for its direct expenses relating to the administration of the Partnership.

   The Partnership does not have any employees and therefore there is no compensation paid.

           (c - h)         Not applicable.
          Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

            (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding voting Units of the Partnership.

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

  (c)   Form 8-K. None.

  (d) An annual report for the fiscal year 1999 will be sent to the Limited Partners subsequent to this filing.

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

Dated: March 30, 2000

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 1999 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the period July 12, 1999 to
December 31, 1999  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statements of Operations for the period
July 13, 1999 to December 31, 1999 (Liquidation Basis),
the period January 1, 1999 to July 12, 1999
(Going Concern Basis) and the year ended
December 31, 1998 (Going Concern Basis) . . . . . . . . . . F-5

Consolidated Statements of Partners' Capital, for the period January 1, 1999 to July 12, 1999 and the year ended December 31, 1998 (Going Concern Basis). F-6

Consolidated Statement of Cash Flows for the year ended
December 31, 1998 (Going Concern Basis) . . . . . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . F-8

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 5

We have audited the accompanying financial statements as of December 31, 1999, and for the years ended December 31, 1999 and 1998 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 1999, and the results of their operations for the years ended December 31, 1999 and 1998 and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, on July 12, 1999 the Partnership received approval by the Partners to sell substantially all of its assets. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis.

/s/ Deloitte & Touche LLP


Chicago, Illinois
February 16, 2000



                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 1999

ASSETS
Real estate held for sale                              $ 8,933,000
Cash and cash equivalents                                  726,399
Tenant Receivables                                          74,189
Escrow deposits                                            219,960
Due from affiliates                                         35,700
Other assets                                                11,298

  Total Assets                                          10,000,546

LIABILITIES
Mortgage notes payable (Note 4)                          6,063,152
Accounts payable and accrued expenses                      131,399
Deferred gain on sale of real estate (Note 2)            1,707,775
Reserve for estimated costs during
  the period of liquidation (Note 2)                       190,315
Tenant security deposits                                    27,731
Due to affiliates                                            6,315

  Total Liabilities                                      8,126,687

MINORITY INTEREST IN
  SABAL PALM JOINT VENTURE                                  32,548

SHARE OF ACCUMULATED LOSSES IN EXCESS
OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                            296,480

Net Assets in Liquidation                              $ 1,544,831





  See accompanying notes to consolidated financial statements.


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
               JULY 12, 1999 TO DECEMBER 31, 1999



Net assets at July 12, 1999
 (Going Concern Basis)                                        $1,735,426

Income from operations                                           110,345

Adjustment to liquidation basis                                 (300,940)

Net assets in liquidation at December 31, 1999                $1,544,831










  See accompanying notes to consolidated financial statements.




             CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Liquidation    (Going Concern    (Going
                             Basis)            Basis)    Concern Basis)
                           July 13, 1999    January 1,      For the
                               to            1999 to      year ended
                         December 31,1999  July 12,1999  December 31,1998
INCOME
Rental                       $ 461,736       $779,347       $ 1,307,725
Interest                        15,776         18,798            32,589
Other, primarily expense
  reimbursements                49,064        114,607           176,987
       Total income            526,576        912,752         1,517,301
EXPENSES
Interest                       212,347        314,526           549,292
Depreciation and
  amortization                      --        135,993           262,426
Real estate taxes               54,211         80,432           137,508
Repairs and maintenance         65,400         56,974            55,127
Management fees (Note 5         34,308         49,425            90,979
Other property operating        31,432         52,441            54,366
Impairment                          --             --         1,499,958
General and administrative     100,294        232,884           206,679
       Total expenses          497,992        922,675         2,856,335
Income(loss) before minority
  and equity interests          28,584         (9,923)       (1,339,034)
Minority interest's share of
Sabal Palm's net
  loss(income)                  49,558        (26,189)          665,743
Equity interest in Strawberry
  Fields Joint Venture's
  net income (loss)             32,203         23,937          (888,836)
Income (loss) before
  adjustment to liquidation
              basis            100,345        (12,175)       (1,562,127)
Adjustment to liquidation
              basis           (300,940)             -                --
            Net loss         $(190,595)      $(12,175)      $(1,562,127)

Net loss allocated to:
  General Partners           $  (1,906)      $   (122)      $   (15,621)
  Limited Partners           $(188,689)      $(12,053)      $(1,546,506)

Net loss Per Limited
  Partnership Interest
  (9,914.5 Units)            $  (19.03)      $  (1.22)      $   (155.98)

  See accompanying notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the period January 1, 1999 to July 12, 1999
              and the year ended December 31, 1998


                                   General     Limited
                                  Partners     Partners           Total

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



* Total Units outstanding at July 12, 1999 and December 31, 1998 were 9,914.50.

  In connection with the July 12, 1999 authorization of the Limited Partners to sell the Partnership's assets, the Partnership adopted the liquidation basis of accounting as explained in Notes 1 and 2. The presentation format used in 1998 is, therefore, no longer applicable. The effect of the change in adopting the liquidation basis is reflected in the Consolidated Statement of Changes in Net Assets in Liquidation.




  See accompanying notes to consolidated financial statements


               CONSOLIDATED STATEMENT OF CASH FLOWS
              For the year ended December 31, 1998


Cash Flows From Operating  Activities:
Net loss                                                $(1,562,127)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
Depreciation and amortization                               262,426
Provision for doubtful accounts                              10,101
Equity interest in Strawberry Fields Joint
   Venture's net loss                                       888,836
Minority Interest's share of Sabal
   Palm Joint Venture's net loss                           (665,743)
Impairment                                                1,499,958
Changes in:
   Rent receivable                                          (12,915)
   Escrow deposits                                          (52,248)
   Other assets                                              30,191
   Accounts payable and accrued expenses                     45,481
   Tenant security deposits                                   1,248
   Due to affiliates                                         (2,871)
Net cash provided by operating activities                   442,337

Cash Flows From Investing Activities:
Capital expenditures                                         (1,320)
Cash distribution to Minority Partner of
   Sabal Palm Joint Venture                                 (79,900)
Net cash used in investing activities                       (81,220)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                        (118,303)
Net cash used in financing activities                      (118,303)

Net increase in cash and cash equivalents                   242,814
Cash and cash equivalents at beginning
   of year                                                  560,393
Cash and cash equivalents at end of year                $   803,207

Supplemental disclosure of cash
  flow information:
   Cash paid for interest                               $   519,910

   See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 1999 and 1998

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Rental Income

   Prior to the preparation of the financial statements on the liquidation basis, rental income was recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable.

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

   Investment in Joint Venture Partnership

   The Partnership owns a 42% equity interest in a Strawberry Fields Joint Venture (Note 7). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields Joint Venture at estimated net realizable value using the equity method of accounting on a liquidation basis.


   Investment in Real Estate

   Prior to the preparation of the financial statements on the liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization expense is computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

   The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1999, except as disclosed below.

   In the fourth quarter of 1998, the Partnership recorded impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm Joint Venture. This impairment has been allocated to land and building based on the original acquisition percentages.

   Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

   Estimated Fair Value of Financial Instruments

   Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

   The fair value estimates presented herein are based on information available to management as of December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 1999.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $300,940 which is included in the December 31, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $1,707,775
     Reduction to investment in real estate                  (12,414)
     Write-off of deferred rent receivable                    (5,984)
     Write-off of mortgage costs                             (92,227)
     Increase in deferred gain on sale
       of real estate                                     (1,707,775)
     Estimated liquidation costs                            (190,315)

     Total adjustment to liquidation basis                $ (300,940)

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

  The Agreement provides that distributions of Operating Cash
Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 1999 equaled $12,069,423.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 1999 consist of the following:

                                            Interest     Date
                                 1999        Rate        Due
Crown Point Shopping
  Center (a)                 $2,954,697        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)         3,108,455        8.93%         4/02
                             $6,063,152

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2000          $  137,877
                                 2001             150,124
                                 2002           3,138,251
                                 2003           2,636,900
                                               $6,063,152

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

  The carrying value of Crown Point at December 31, 1999 was approximately $5,782,750.

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

  The carrying value of Sabal Palm approximated $3,150,250 at December 31, 1999.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1999 and 1998 were as follows:

                                 1999            1998
  Management fees              $83,733        $90,979
  Reimbursable office
     expenses                   80,126         92,400


   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of December 31, 1999, the Partnership had made all payments to affiliates, except for management fees of $6,315. An amount of $35,700 due from affiliates at December 31, 1999 represents an advance made to Strawberry Fields.


(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Years ended December 31:

       2000                      $  905,307
       2001                         793,006
       2002                         614,940
       2003                         578,414
       2004                         452,148
       Thereafter                 1,697,219
       Total                     $5,041,034

   Contingent rental income approximated $145,817 and $141,000, in 1999 and 1998, respectively.

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from Food City, the anchor tenant of Crown Point, approximated 23.4 % and 19.7% of rental income for the years ended December 31, 1999 and 1998, respectively. Minimum rentals received from Winn Dixie and Walgreens, the anchor tenants of Sabal, approximated 12.9% and 10.9% of rental income and 7.4% and 6.2% of rental income for the years ended December 31, 1999 and 1998, respectively.

(7)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                         (Liquidation Basis)
                                              December 31,
                                                  1999
Real estate held for sale                  $5,275,750
Other assets                                  114,886
                                            5,390,636

Mortgage note payable                       5,293,389
Deferred gain on the sale of
 real estate                                  607,110
Other liabilities                             194,468
                                            6,094,967
Net Liabilities in liquidation             $  704,331

                         Liquidation Basis       Going Concern Basis
                         July 12, 1999  January 1, 1999  January 1, 1998
                              to               to              to
                       December 31, 1999  July 12, 1999 December 31, 1998
Rental income               $336,990      $457,095     $   795,811
Other income                   2,038        48,742         118,960
                             339,028       505,837         914,771
Mortgage and
 other interest              155,115       220,647         464,050
Depreciation                      --        91,952         176,097
Impairment                        --            --       2,069,036
Operating and
 administrative expenses      98,448       136,245         321,865
                             253,563       448,844       3,031,048
Income (loss) before adjustment
 to liquidation basis         85,465        56,993      (2,116,277)

Adjustment to liquidation
              basis           (8,790)           -            --
Net income(loss)            $ 76,675      $ 56,993     $(2,116,277)

   In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These impairments were allocated to land and building based on the original acquisition percentages.

   On January 27, 2000, the joint venture partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. The Partnership anticipates closing this transaction in the second quarter of 2000. Subsequently, the potential purchaser rescinded their offer.

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