Form 10QSB
period 2000-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2000-05-19
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the three months ended        March 31, 2000

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

        Consolidated Statement of Net Assets in Liquidation
        as of March 31, 2000 (Liquidation Basis) . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2000 to
        March 31, 2000 (Liquidation Basis) . . . . . . . . . . . . . 5

        Consolidated Statements of Operations for the
        three months ended March 31, 2000 (Liquidation
        Basis) and the three months ended March 31, 1999
        (Going Concern Basis). . . . . . . . . . . . . . . . . . . . 6

        Consolidated Statement of Cash Flows for the
        three months ended March 31, 1999 (Going Concern
        Basis) . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

        Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .18

                            PART II

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .24

        Item 2. Changes in Securities. . . . . . . . . . . . . . . .24

        Item 3. Defaults Upon Senior Securities. . . . . . . . . . .24

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25







                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis), Consolidated Statements of Operations for the three months ended March 31, 2000 (Liquidation Basis) and the three months ended March 31, 1999 (Going Concern Basis) and the Consolidated Statement of Cash Flows for the three months ended March 31, 1999 (Going Concern Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.




              BRAUVIN REAL ESTATE FUND L.P. 5
              (a Delaware limited partnership)

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2000 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $ 8,933,000
Cash and cash equivalents                                   774,754
Tenant receivable (net of an
  allowance of $173,600)                                     64,735
Escrow deposits                                             264,803
Due from affiliates                                          35,700
Other assets                                                  4,519

       Total Assets                                     $10,077,511

LIABILITIES

Mortgage notes payable (Note 4)                         $ 6,029,325
Accounts payable and accrued expenses                       156,556
Deferred gain on sale of real estate (Note 2)             1,707,775
Reserve for estimated costs during
  the period of liquidation (Note 2)                        190,315
Tenant security deposits                                     25,094
Due to affiliates (Note 5)                                    6,040

       Total Liabilities                                  8,115,105

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                             42,862

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                             269,110

Net Assets in Liquidation                                $1,650,434






   See accompanying notes to consolidated financial statements

              BRAUVIN REAL ESTATE FUND L.P. 5
              (a Delaware limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2000 TO MARCH 31, 2000
                          (Unaudited)



Net assets at January 1, 2000
  (Liquidation Basis)                                    $1,544,831

Income from operations                                      105,603

Net assets in liquidation at March 31, 2000              $1,650,434










  See accompanying notes to consolidated financial statements


              BRAUVIN REAL ESTATE FUND L.P. 5
              (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31,
                          (Unaudited)

                                     (Liquidation     (Going Concern
                                        Basis)           Basis)
                                       2000                1999
INCOME
Rental                                $366,684           $414,464
Interest                                 8,570              8,345
Other, primarily tenant
  expense reimbursements                19,218             50,699
            Total income               394,472            473,508

EXPENSES
Interest                               125,514            134,866
Depreciation                                --             58,383
Real estate taxes                       33,827             34,377
Repairs and maintenance                 13,186             10,902
Management fees (Note 5)                25,716             26,358
Other property operating                24,574             20,737
Bad debt expense                         6,600             49,462
General and administrative              40,318             44,951
            Total expenses             269,735            380,036

Income before minority
  and equity interests                 124,737             93,472

Minority interest's share of
  Sabal Palm's net income              (46,504)           (45,088)

Equity interest in Strawberry
  Fields Joint Venture's net
  income(loss)                          27,370              9,664

Net income                            $105,603            $58,048

Net income Allocated
  to the General Partners             $  1,056            $   580

Net income Allocated
  to the Limited Partners             $104,547            $57,468

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                     $  10.54            $  5.80



  See accompanying notes to consolidated financial statements


              BRAUVIN REAL ESTATE FUND L.P. 5
              (a Delaware limited partnership)

              CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999
                     (GOING CONCERN BASIS)
                          (Unaudited)


Cash Flows From Operating  Activities:
Net income                                                     $  58,048
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                                      58,383
Provision for doubtful accounts                                   49,462
Equity interest in Strawberry Fields Joint
  Venture's net loss                                              (9,664)
Minority Interest's share of Sabal
  Palm Joint Venture's net income                                 45,088
Changes in:
  Rent receivables                                               (46,960)
  Other assets                                                     7,549
  Escrow deposits                                                (20,312)
  Accounts payable
   and accrued expenses                                            1,141
  Due to affiliates                                               10,759
  Tenant security deposits                                        (8,788)

Net cash provided by operating activities                        144,706

Cash Flows From Investing Activities:
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                                       (70,500)

Cash used in investing activities                                (70,500)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                              (32,035)

Net cash used in financing activities                            (32,035)

Net increase in cash and cash equivalents                         42,171
Cash and cash equivalents at beginning
  of period                                                      803,207

Cash and cash equivalents at end of
  period                                                       $ 845,378

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                                       $ 127,519

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2000.

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

  Investment in Joint Venture Partnership

  The Partnership owns a 42% equity interest in a Strawberry Fields Joint Venture (Note 6). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields
Joint Venture at estimated net realizable value using the equity method of accounting on a liquidation basis.

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

  The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2000, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 200, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2000.


     (2)  ADJUSTMENT TO LIQUIDATION BASIS

  On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $300,940 which was included in the December 31, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

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

  The Agreement provides that distributions of Operating Cash
Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 2000 equaled $12,317,286.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2000 consist of the following:

                                            Interest     Date
                                 2000        Rate        Due
Crown Point Shopping
  Center (a)                $2,930,868        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)        3,098,457        8.93%         4/02
                            $6,029,325

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2000          $  104,050
                                 2001             150,124
                                 2002           3,138,251
                                 2003           2,636,900
                                               $6,029,325

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

  The carrying value of Crown Point at March 31, 2000 was approximately $5,782,750.

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

  The carrying value of Sabal Palm approximated $3,150,250 at March
31, 2000.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2000 and 1999 were as follows:

                                 2000            1999
  Management fees              $25,716        $26,358
  Reimbursable office
     expenses                   23,146         23,100


   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of March 31, 2000, the Partnership had made all payments to affiliates, except for management fees of $6,040. An amount of $35,700 due from affiliates at March 31, 2000 represents an advance made to Strawberry Fields.



(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                          (Liquidation Basis)
                                               March 31,
                                                 2000
Real estate held for sale                  $5,195,750
Other assets                                  161,064
                                            5,356,814

Mortgage note payable                       5,251,400
Deferred gain on the sale of
 real estate                                  527,110
Other liabilities                             217,469
                                            5,995,979
Net liabilities in liquidation             $  639,165

              For the three months ended March 31,

                        Liquidation Basis  Going Concern Basis
                                  2000                1999

Rental income                   $205,144           $205,307
Other income                      19,776             19,836
                                 224,920            225,143
Mortgage and
 other interest                   92,145             94,993
Depreciation                          --             39,408
Operating and
 administrative expenses          67,609             67,732
                                 159,754            202,133

Net income                      $ 65,166           $ 23,010


   In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These impairments were allocated to land and building based on the original acquisition percentages.

   On January 27, 2000, the joint venture partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. The Partnership anticipated closing this transaction in the second quarter of 2000. Subsequently, the potential purchaser rescinded their offer and the joint venture continues to market the property for sale.

   As of March 31, 2000, the joint venture partnership adjusted its investment in real estate to an offer that was presented for the sale of Strawberry Fields. However, the joint venture partnership has not yet agreed to the terms of this offer. The effect of this adjustment was a reduction in the real estate held for sale of $80,000, and a reduction in the deferred gain on the sale of real estate of $80,000.

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

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point decreased to 82% at March 31, 2000 when compared to 88% at March 31, 1999. The Partnership is continuing to work to improve the occupancy level of Crown Point.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 89% at December 31, 1999 to 90% at March 31, 2000. The Strawberry Fields Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

   Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,251,400 at March 31, 2000.

   Subsequent to May 1, 2000, the Strawberry Fields lender orally agreed to extend, under the existing terms, the maturity of the mortgage loan for an additional three years. The Strawberry Fields lender is currently preparing the necessary paper work to finalize the extension.

   In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

   At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 79% as of March 31, 2000. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

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

   The General Partners remained neutral as to the particular merits or risks associated with the tender offers to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

   As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2000.

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

Results of Operations - Three Months Ended March 31, 2000
(Liquidation Basis) and the Three Months Ended March 31, 1999
(Going Concern Basis)
   (Amounts rounded to 000's)

   The Partnership generated net income of $106,000 for the three months ended March 31, 2000 as compared to net income of $58,000 for the same period in 1999. The $48,000 increase in net income resulted primarily from the net of a $80,000 decrease in total income, a $110,000 decrease in total expenses, a $1,000 increase in Sabal Palm Joint Venture's minority interest in net income and a $18,000 increase in the equity interest in Strawberry Fields Joint Venture net income.

   Total income for the three months ended March 31, 2000 was $394,000 as compared to $474,000 for the same period in 1999, a decrease of $80,000. The $80,000 decrease resulted primarily from the Partnership's adoption of the liquidation basis of accounting in July, 1999. Prior to the adoption of the liquidation basis of accounting, the Partnership recorded rental income on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable. Upon adoption of the liquidation basis of accounting, the Partnership wrote off the remaining deferred rent receivable and ceased recording credits or charges to rental income to reflect straight lining of the related leases. Rental income also declined as a result of a decrease in the occupancy at the Sabal Palm Shopping Center to 79% at March 31, 2000 from 92% at March 31, 1999.

   For the three months ended March 31, 2000, total expenses were $270,000 as compared to $380,000 for the same period in 1999, a decrease of $110,000. The $110,000 decrease in total expenses resulted primarily from the Partnership's adoption of the liquidation basis of accounting in July 1999. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

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

                         DATE:  May 19, 2000


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 19, 2000