Form 10QSB
period 2000-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2000-08-14
CIK 762848

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

   For the six months ended           June 30, 2000

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

        Consolidated Statement of Net Assets in Liquidation
        as of June 30, 2000 (Liquidation Basis). . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2000 to
        June 30, 2000 (Liquidation Basis). . . . . . . . . . . . . . 5

        Consolidated Statements of Operations for the
        six months ended June 30, 2000 (Liquidation
        Basis) and the six months ended June 30, 1999
        (Going Concern Basis). . . . . . . . . . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        three months ended June 30, 2000 (Liquidation
        Basis) and the three months ended June 30, 1999
        (Going Concern Basis). . . . . . . . . . . . . . . . . . . . 7

        Consolidated Statement of Cash Flows for the
        six months ended June 30, 1999 (Going Concern
        Basis) . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2000 (Liquidation Basis) and 1999 (Going Concern Basis), Consolidated Statements of Operations for the three months ended June 30, 2000 (Liquidation Basis) and the three months ended June 30, 1999 (Going Concern Basis) and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

  CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               June 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $ 8,963,762
Cash and cash equivalents                                   733,725
Tenant receivable (net of an
  allowance of $166,000)                                     44,150
Escrow deposits                                             289,169
Due from affiliates                                          35,700

       Total Assets                                     $10,066,506

LIABILITIES

Mortgage notes payable (Note 4)                         $ 5,995,578
Accounts payable and accrued expenses                       155,298
Deferred gain on sale of real estate (Note 2)             1,707,775
Reserve for estimated costs during
  the period of liquidation (Note 2)                        190,315
Tenant security deposits                                     28,206
Due to affiliates (Note 5)                                    6,883

       Total Liabilities                                  8,084,055

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                             38,648

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                             245,309

Net Assets in Liquidation                               $ 1,698,494







   See accompanying notes to consolidated financial statements

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2000 TO June 30, 2000
                          (Unaudited)



Net assets at January 1, 2000
  (Liquidation Basis)                                    $1,544,831

Income from operations                                      153,663

Net assets in liquidation at June 30, 2000               $1,698,494







  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                        (Liquidation      (Going Concern
                                            Basis)             Basis)
                                            2000                1999
INCOME
Rental                                     $606,744           $691,216
Interest                                     21,881             16,493
Other, primarily tenant
  expense reimbursements                     33,204             98,208
       Total income                         661,829            805,917

EXPENSES
Interest                                    250,308            269,858
Depreciation                                     --            116,615
Real estate taxes                            67,655             68,754
Repairs and maintenance                      16,355             14,707
Management fees (Note 5)                     44,063             44,935
Other property operating                     42,132             44,116
Bad debt expense                             (1,000)            92,600
General and administrative                  102,234             97,048
       Total expenses                       521,747            748,633

Income before minority
  and equity interests                      140,082             57,284

Minority interest's share of
  Sabal Palm's net income                   (37,590)           (32,118)

Equity interest in Strawberry
  Fields Joint Venture's net
  income                                     51,171             26,776

Net income                                 $153,663           $ 51,942

Net income allocated
  to the General Partners                  $  1,537           $    519

Net income allocated
  to the Limited Partners                  $152,126           $ 51,423

Net income Per Limited
  Partnership Interest
  (9,914.5 Units)                          $  15.34           $   5.19



   See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30,
                          (Unaudited)

                                         (Liquidation     (Going Concern
                                              Basis)           Basis)
                                              2000               1999
INCOME
Rental                                     $240,060           $276,752
Interest                                     13,311              8,148
Other, primarily tenant
  expense reimbursements                     13,986             47,509
            Total income                    267,357            332,409

EXPENSES
Interest                                    124,794            134,992
Depreciation                                     --             58,232
Real estate taxes                            33,828             34,377
Repairs and maintenance                       3,169              3,805
Management fees (Note 5)                     18,347             18,577
Other property operating                     17,558             23,379
Bad debt expense                             (7,600)            43,138
General and administrative                   61,916             52,097
            Total expenses                  252,012            368,597

Income (loss) before minority
  and equity interests                       15,345            (36,188)

Minority interest's share of
  Sabal Palm's net loss                       8,914             12,970

Equity interest in Strawberry
  Fields Joint Venture's net
  income                                     23,801             17,112

Net income (loss)                          $ 48,060           $ (6,106)

Net income (loss) allocated
  to the General Partners                  $    481           $    (61)

Net income (loss) allocated
  to the Limited Partners                  $ 47,579           $ (6,045)

Net income (loss) Per Limited
  Partnership Interest
  (9,914.5 Units)                          $   4.80           $  (0.61)



  See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999
                     (GOING CONCERN BASIS)
                          (Unaudited)


Cash Flows From Operating  Activities:
Net income (loss)                                              $  51,942
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation                                                     116,615
Provision for doubtful accounts                                   92,600
Equity interest in Strawberry Fields Joint
  Venture's net (income) loss                                    (26,776)
Minority Interest's share of Sabal
  Palm Joint Venture's net income                                 32,118
Changes in:
  Rent receivables                                               (90,899)
  Other assets                                                    (9,759)
  Escrow deposits                                                (64,426)
  Due from affiliates                                             (9,816)
  Accounts payable
   and accrued expenses                                           39,478
  Due to affiliates                                                1,069
  Tenant security deposits                                        (6,288)
Net cash provided by operating activities                        125,858

Cash Flows From Investing Activities:
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                                       (70,500)
Cash used in investing activities                                (70,500)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                              (63,165)
Net cash used in financing activities                            (63,165)
Net (decrease)increase in
  cash and cash equivalents                                       (7,807)
Cash and cash equivalents at beginning
  of period                                                      803,207
Cash and cash equivalents at end of
  period                                                       $ 795,400

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                                       $ 255,942


  See accompanying notes to consolidated financial statements.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on the liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization expense was computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

  The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2000, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at June 30, 2000.

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

     Increase in real estate held for sale (a)            $1,738,537
     Reduction to investment in real estate                  (12,414)
     Write-off of deferred rent receivable                    (5,984)
     Write-off of mortgage costs                             (92,227)
     Increase in deferred gain on sale
       of real estate                                     (1,707,775)
     Estimated liquidation costs                            (190,315)

     Total adjustment to liquidation basis                $ (270,178)

  (a) Net of estimated closing costs.

  In 2000, the Partnership decided, in an effort to attract more buyers for the Crown Point Shopping Center, to build out certain vacant space. The cost of approximately $30,762 increased real estate held for sale, duringthe second quarter of 2000.

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

  The Agreement provides that distributions of Operating Cash
Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 2000 equaled $12,565,149.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2000 consist of the following:

                                                  Interest       Date
                                     2000           Rate          Due
Crown Point Shopping
  Center (a)                      $2,906,586        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)              3,088,992        8.93%         4/02
                                  $5,995,578

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2000          $   70,303
                                 2001             150,124
                                 2002           3,138,251
                                 2003           2,636,900
                                               $5,995,578

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

  The carrying value of Crown Point at June 30, 2000 was approximately $5,813,500.

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

  On August 7, 2000 the Partnership was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  The carrying value of Sabal Palm approximated $3,150,250 at June
30, 2000.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 2000 and 1999 were as follows:

                                     2000            1999
  Management fees                   $44,064        $44,935
  Reimbursable office
     expenses                        43,373         36,384


   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of June 30, 2000, the Partnership had made all payments to affiliates, except for management fees of $6,883. An amount of $35,700 due from affiliates at June 30, 2000 represents an advance made to Strawberry Fields.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                      (Liquidation Basis)
                                            June 30,
                                              2000
Real estate held for sale                  $5,197,750
Other assets                                  192,527
                                            5,390,277

Mortgage note payable                       5,208,672
Deferred gain on the sale of
 real estate                                  529,110
Other liabilities                             234,993
                                            5,972,775
Net liabilities in liquidation             $  582,498


               For the six months ended June 30,

                                   Liquidation Basis  Going Concern Basis
                                          2000                1999

Rental income                            $409,707           $394,067
Other income                               34,800             42,318
                                          444,507            436,385
Mortgage and
 other interest                           183,547            189,292
Depreciation                                   --             78,816
Operating and
 administrative expenses                  139,126            104,525
                                          322,673            372,633

Net income                               $121,834           $ 63,752


   In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These impairments were allocated to land and building based on the original acquisition percentages.

   As of March 31, 2000, the joint venture partnership adjusted its investment in real estate. The effect of this adjustment was a reduction in the real estate held for sale of $80,000, and a reduction in the deferred gain on the sale of real estate of $80,000.

   We received three bids on this property during the latter part of 1999. After negotiation the joint venture partnership accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the joint venture partnership received another offer for $5.35 million, the offer, after transaction costs, is below the current mortgage balance of $5.209 million. The joint venture partnership accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the lender indicated that it would not extend the maturity. However, in the second quarter of this year, the joint venture partnership was successful in extending the loan for a two year period. This extension will allow us to continue to market the property and seek a greater sales price. We do not anticipate that the ultimate sales price will be significantly different than the offers received to date.

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

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point decreased to 85% at June 30, 2000 when compared to 88% at June 30, 1999. The Partnership is continuing to work to improve the occupancy level of Crown Point.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The Partnership has received two offers for the Crown Point property. The prices were $4.45 million and $4.6 million. These offers compare to the November, 1998 appraisal of $5.95 million and the current outstanding mortgage of $2.9 million. We have not accepted either of the offers given that they were more than $1.3 million less than our appraised value.

   We believe that a contributing factor in the low offers we have received is that a significant tenant that occupied approximately
17% of the center vacated during the end of 1999. We believe this drop in occupancy is reflected in the two offers received.

   In order to combat this development, the Partnership reconfigured the vacated space into three smaller units. One of the units has since been leased and we are currently marketing the other two spaces. Once these have been released, we anticipate we will receive more attractive offers.

   The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 85% at June 30, 1999 to 89% at June 30, 2000. The Strawberry Fields Joint Venture is aggressively marketing the vacant space having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

   Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,208,672 at June 30, 2000.

   In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

   We received three bids on the Strawberry Fields Shopping Center during the latter part of 1999. After negotiation the joint venture partnership accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the joint venture partnership received another offer for $5.35 million. However, although the offer exceeds the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, is below the current mortgage balance of $5.209 million. The joint venture partnership accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the lender indicated that it would not extend the maturity. However, in the second quarter of this year, the joint venture partnership was successful in extending the loan for a two year period. This extension will allow us to continue to market the property and seek a greater sales price. We do not anticipate that the ultimate sales price will be significantly different than the offers received to date. The Partnership owns a 42% joint venture interest in this property.

   At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 86% as of June 30, 2000. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

   In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

   On August 7, 2000 the Partnership was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

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

   In total, we have received six offers on the Sabal Palm Square property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation the Partnership accepted the highest offer and completed negotiating the sale contract in June. The $3.4 million sales price compares to the November, 1998 appraised value of $3.25 million. The current mortgage balance on the property is approximately $3.088 million. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period. The Partnership owns a 53% joint venture interest in this property.

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

   To date over 250 potential purchasers have been contacted regarding the sale of the properties. Of those contacted, approximately 120 potential buyers have registered to receive packages on one or more of the properties. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation. Please be assured that we are seeking to both maximize the value of the assets and to sell them and liquidate the Partnership as soon as possible.

   As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000.

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

Results of Operations - Six Months Ended June 30, 2000 (Liquidation Basis) and the Six Months Ended June 30, 1999 (Going Concern Basis)
   (Amounts rounded to 000's)

   The Partnership generated net income of $154,000 for the six months ended June 30, 2000 as compared to net income of $52,000 for the same period in 1999. The $102,000 increase in net income resulted primarily from the net of a $144,000 decrease in total income, a $227,000 decrease in total expenses, a $6,000 increase in Sabal Palm Joint Venture's minority interest in net income and a $24,000 increase in the equity interest in Strawberry Fields Joint Venture net income.

   Total income for the six months ended June 30, 2000 was $662,000 as compared to $806,000 for the same period in 1999, a decrease of $144,000. The $144,000 decrease in total income is a result of a decrease in rental income of $85,000 and a decrease in other tenant expense reimbursements of $65,000. These decreases primarily relate to the vacancy issues at the Sabal Palm Shopping Center. The occupancy at Sabal Palm decreased to 86% at June 30, 2000 compared to 92% at June 30, 1999.

   For the six months ended June 30, 2000, total expenses were $522,000 as compared to $749,000 for the same period in 1999, a decrease of $227,000. The $227,000 decrease in total expenses resulted primarily from the Partnership's adoption of the liquidation basis of accounting in July 1999. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded. Additionally contributing to the decrease in total expenses was a decrease in bad debt expense of $94,000. Bad debt expense declined primarily as a result of the cessation of billing certain vacated tenants primarily at the Sabal Palm Shopping Center.

Results of Operations - Three Months Ended June 30, 2000
(Liquidation Basis) and the Three Months Ended June 30, 1999 (Going
Concern Basis)
   (Amounts rounded to 000's)

   The Partnership generated net income of $48,000 for the three months ended June 30, 2000 as compared to net loss of $6,000 for the same period in 1999. The $54,000 increase in net income resulted primarily from the net of a $65,000 decrease in total income, a $117,000 decrease in total expenses, a $4,000 decrease in Sabal Palm Joint Venture's minority interest in net loss and a $7,000 increase in the equity interest in Strawberry Fields Joint Venture net income.

   Total income for the three months ended June 30, 2000 was $267,000 as compared to $332,000 for the same period in 1999, a decrease of $65,000. The $65,000 decrease in total income is a result of a decrease in rental income of $37,000 and a decrease in other tenant expense reimbursements of $34,000. These decreases primarily relate to the vacancy issues at the Sabal Palm Shopping Center. The occupancy at Sabal Palm decreased to 86% at June 30, 2000 compared to 92% at June 30, 1999.

   For the three months ended June 30, 2000, total expenses were $252,000 as compared to $369,000 for the same period in 1999, a decrease of $117,000. The $117,000 decrease in total expenses resulted primarily from the Partnership's adoption of the liquidation basis of accounting in July 1999. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded. Additionally contributing to the decrease in total expenses was a decrease in bad debt expense of $51,000. Bad debt expense declined primarily as a result of the cessation of billing certain vacated tenants primarily at the Sabal Palm Shopping Center.

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

                         DATE:  August 14, 2000


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 14, 2000