Form 10QSB
period 2000-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2000-11-14
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the nine months ended           September 30, 2000

                                or

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

        Consolidated Statement of Net Assets in Liquidation
        as of September 30, 2000 (Liquidation Basis) . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2000 to
        September 30, 2000 (Liquidation Basis) . . . . . . . . . . . 5

        Consolidated Statements of Operations for the
        nine months ended September 30, 2000 (Liquidation
        Basis) and the period January 1, 1999 to July 12,
        1999 (Going Concern Basis)and the period July 13,
        1999 to September 30, 1999 (Liquidation Basis) . . . . . . . 6

        Consolidated Statements of Operations for the
        three months ended September 30, 2000 (Liquidation
        Basis) and the period July 1, 1999 to July 12,
        1999 (Going Concern Basis)and the period July 13,
        1999 to September 30, 1999 (Liquidation Basis) . . . . . . . 7

        Consolidated Statement of Cash Flows for the
        period January 1, 1999 to July 12, 1999
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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2000 (Liquidation Basis) and the period January 1, 1999 to July 12, 1999 (Going Concern Basis) and the period July 13, 1999 to September 30, 1999 (Liquidation Basis), Consolidated Statements of Operations for the three months ended September 30, 2000 (Liquidation Basis) and the period July 1, 1999 to July 12, 1999 (Going Concern Basis) and the period July 13, 1999 to September 30, 1999 (Liquidation Basis), and Consolidated Statements of Cash Flows for the period January 1, 1999 to July 12, 1999 (Going Concern Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $ 9,122,690
Cash and cash equivalents                                   771,276
Tenant receivable (net of an
  allowance of $167,800)                                     47,962
Escrow deposits                                             329,610
Other Assets                                                 32,089

       Total Assets                                     $10,303,627

LIABILITIES

Mortgage notes payable (Note 4)                         $ 5,961,145
Accounts payable and accrued expenses                       211,532
Deferred gain on sale of real estate (Note 2)             1,815,026
Reserve for estimated costs during
  the period of liquidation (Note 2)                        190,315
Tenant security deposits                                     29,388
Due to affiliates (Note 5)                                    6,538

       Total Liabilities                                  8,213,944

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                             66,654

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                             218,992

Net Assets in Liquidation                               $ 1,804,037








   See accompanying notes to consolidated financial statements

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2000 TO SEPTEMBER 30, 2000
                          (Unaudited)



Net assets at January 1, 2000
  (Liquidation Basis)                                    $1,544,831

Income from operations                                      259,206

Net assets in liquidation at
  September 30, 2000                                     $1,804,037







  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2000 (Liquidation Basis)
 and the period January 1, 1999 to July 12, 1999 (Going Concern
      Basis), and the period July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                   Nine Months       Period       Period
                                       Ended     July 13, to   July 1, to
                                  September 30, September 30,    July 12,
                                        2000         1999          1999
INCOME
Rental                                $ 864,441     $ 178,250    $779,347
Interest                                 34,445         6,159      18,798
Other, primarily tenant
  expense reimbursements                123,111        (2,219)    114,607
  Total income                        1,021,997       182,190     912,752

EXPENSES
Interest                                375,215        85,493     314,526
Depreciation                                 --            --     135,993
Real estate taxes                       101,484        22,699      80,432
Repairs and maintenance                  22,027        37,184      56,974
Management fees (Note 5)                 66,736        14,437      49,425
Other property operating                 62,440        12,969      52,441
Provision for impairment                     --        12,414          --
General and administrative              167,931        29,151     232,884
  Total expenses                        795,833       214,347     922,675

Income (loss) before
  minority and equity
  interests                             226,164       (32,157)     (9,923)

Minority interest's
  share of Sabal Palm's
  net (income) loss                     (44,446)       32,928     (26,189)

Equity interest in
  Strawberry Fields Joint
  Venture's net income                   77,488         2,502      23,937

Income (loss) before
  adjustment to liquidation
  basis                                 259,206         3,273     (12,175)

Adjustment to liquidation
   basis                                     --      (488,526)         --

Net income (loss)                    $  259,206     $(485,253)   $(12,175)

Net income (loss) allocated
  to the General Partners            $    2,592     $  (4,853)   $   (122)

Net income (loss) allocated
  to the Limited Partners            $  256,614     $(480,400)   $(12,053)

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                       $    25.88     $  (48.45)   $  (1.22)



  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2000 (Liquidation Basis)
  and the period July 1, 1999 to July 12, 1999 (Going Concern
      Basis), and the period July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                  Three Months      Period        Period
                                       Ended     July 13, to   July 1, to
                                  September 30, September 30,    July 12,
                                        2000         1999          1999
INCOME
Rental                                $ 257,697     $ 178,250   $  88,131
Interest                                 12,564         6,159       2,305
Other, primarily tenant
  expense reimbursements                 89,907        (2,219)     16,399
  Total income                          360,168       182,190     106,835

EXPENSES
Interest                                124,907        85,493      44,668
Depreciation                                 --            --      19,378
Real estate taxes                        33,829        22,699      11,678
Repairs and maintenance                   5,672        37,184      42,267
Management fees (Note 5)                 22,673        14,437       4,490
Other property operating                 20,308        12,969       8,325
Provision for impairment                     --        12,414          --
General and administrative               66,697        29,151      43,236
  Total expenses                        274,086       214,347     174,042

Income (loss) before
  minority and equity
  interests                              86,082       (32,157)    (67,207)

Equity interest's
  share of Strawberry Fields
  Joint Venture's net income
  (loss)                                 26,317         2,502      (2,839)

Minority interest in Sabal
  Palm Joint Venture's
  net (income) loss                      (6,856)       32,928       5,929

Income (loss) before
  adjustment to liquidation
  basis                                 105,543         3,273     (64,117)

Adjustment to liquidation
   basis                                     --      (488,526)         --

Net income (loss)                     $ 105,543     $(485,253)  $ (64,117)

Net income (loss) allocated
  to the General Partners             $   1,055     $  (4,853)  $    (641)

Net income (loss) allocated
  to the Limited Partners             $ 104,488     $(480,400)  $ (63,476)

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                        $   10.54     $  (48.46)  $   (6.40)



  See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENT OF CASH FLOWS
        For the period January 1, 1999 to July 12, 1999
                     (GOING CONCERN BASIS)
                          (Unaudited)


Cash Flows From Operating  Activities:
Net loss                                                       $ (12,175)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation                                                     135,993
Provision for doubtful accounts                                   93,200
Equity interest in Strawberry Fields Joint
  Venture's net (income) loss                                    (23,937)
Minority Interest's share of Sabal
  Palm Joint Venture's net income                                 26,189
Changes in:
  Rent receivables                                              (134,034)
  Other assets                                                    (4,983)
  Escrow deposits                                                (79,306)
  Accounts payable and accrued expenses                           52,911
  Due to affiliates                                                1,135
  Tenant security deposits                                        (6,288)
Net cash provided by operating activities                         48,705

Cash Flows From Investing Activities:
Cash distribution to Minority Partner of
  Sabal Palm Joint Venture                                       (67,680)
Cash used in investing activities                                (67,680)

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                              (74,198)
Net cash used in financing activities                            (74,198)
Net decrease in
  cash and cash equivalents                                      (93,173)
Cash and cash equivalents at beginning
  of period                                                      803,207
Cash and cash equivalents at end of
  period                                                       $ 710,034

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                                       $ 298,094

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000.

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

  The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2000, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at September 30, 2000.

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

  (a) Net of estimated closing costs. In 2000, the Partnership decided, in an effort to attract more buyers for the Crown Point Shopping Center, to build out certain vacant space. The cost of approximately $82,440 increased real estate held for sale. As of September 30, 2000, the Partnership adjusted its investment in real estate to an offer that was presented for the sale of Sabal Palm. The effect of this adjustment was an increase in the real estate held for sale of $107,250 and an increase in the deferred gain on the sale of real estate of $107,250.

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

  The Agreement provides that distributions of Operating Cash
Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 2000 equaled $12,813,012.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2000 consist of the following:

                                            Interest     Date
                                 2000        Rate        Due
Crown Point Shopping
  Center (a)                  $2,881,842     7.55%      1/03
Sabal Palm Square
  Shopping Center (b)          3,079,303     8.93%      4/02
                              $5,961,145

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2000          $   35,870
                                 2001             150,124
                                 2002           3,138,251
                                 2003           2,636,900
                                               $5,961,145

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

  The carrying value of Crown Point at September 30, 2000 was approximately $5,865,190.

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

  The carrying value of Sabal Palm approximated $3,257,500 at September 30, 2000.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 2000 and 1999 were as follows:

                                     2000            1999
  Management fees                   $66,736        $63,862
  Reimbursable office
     expenses                        67,973         59,426


   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of September 30, 2000, the Partnership had made all payments to affiliates, except for management fees of $6,538.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                          (Liquidation Basis)
                                             September 30,
                                                2000
Real estate held for sale                  $5,197,750
Other assets                                  144,949
                                            5,342,699

Mortgage note payable                       5,165,192
Deferred gain on the sale of
 real estate                                  529,110
Other liabilities                             168,234
                                            5,862,536
Net liabilities in liquidation             $  519,837


                               (Liquidation    (Liquidation     (Going
                                  Basis)           Basis)   Concern Basis)
                                For the Nine       Period       Period
                                Months Ended      July 13, to   January 1,
                                September 30,   September 30,  to July 12,
                                      2000           1999         1999
Rental income                      $618,561       $131,774     $457,095
Interest income                          --              -           89
Other income                         52,759         (8,192)      48,653
                                    671,320        123,582      505,837
Mortgage and
  other interest                    274,193         62,239      220,647
Depreciation                             --             --       91,952
Operating and
 administrative expenses            212,633         81,824      136,245
                                    486,826        144,063      448,844

Net income (loss)                  $184,494       $(20,481)    $ 56,993


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

  The joint venture partnership received three bids on this property during the latter part of 1999. After negotiation the joint venture partnership accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period.
Subsequent to this deal falling away the joint venture partnership received another offer for $5.35 million. However, although the offer exceeds the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, is below the current mortgage balance of $5.209 million. The joint venture partnership accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the lender indicated that it would not extend the maturity. However, in the second quarter of this year, the joint venture partnership was successful in extending the loan for a two year period. This extension will allow us to continue to market the property and seek a greater sales price. The Parnership does not anticipate that the ultimate sales price will be significantly different than the offers received to date.

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

  The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point decreased to 85% at September 30, 2000 when compared to 94% at September 30, 1999. The Partnership is continuing to work to improve the occupancy level of Crown Point.

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

  The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The overall occupancy level at Strawberry Fields decreased from 92% at September 30, 1999 to 89% at September 30, 2000. The Strawberry Fields Joint Venture is aggressively marketing the vacant space having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

  Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,165,192 at September 30, 2000.

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

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 86% as of September 30, 2000. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

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

  In total, we have received six offers on the Sabal Palm Square property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation the Partnership accepted the highest offer and completed negotiating the sale contract in June. The buyer had a 60 day due diligence period. The buyer terminted the contract within the due diligence period.

  In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000.
The $3.36 million sales price compares to the November 1998 appraised value of $3.25 million. The current mortgage balance on the property is approximately $3.079 million. The potential purchaser has a 60 day due diligence period. The Partnership owns a 53% joint venture interest in this property.

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

  As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000.

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

Results of Operations - Nine months ended September 30, 2000
(Liquidation Basis) and the period January 1 to July 12, 1999

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

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

                         DATE:  November 14, 2000


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 14, 2000