Form 10QSB/A
period 2000-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2000-11-17
CIK 762848

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                    FORM 10-QSB/A - AMENDMENT 1

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

Net income (loss) per
  Limited Partnership
  Interest (9,914.5 units
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

Net income (loss) per
  Limited Partnership
  Interest (9,914.5 units
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