Form 10KSB
period 2000-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2001-05-10
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2000

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

Securities registered pursuant to Section 12(b)of the Exchange Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

Securities registered pursuant to Section 12(g)of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,374,130.

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

                 BRAUVIN REAL ESTATE FUND L.P. 5
                  2000 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .14

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .14

                             PART II
Item 5. Market for the Issuer's Limited Partnership
        Interests and Related Security Holder Matters. . . . . . . .15

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

Item 12.Certain Relationships and Related Transactions . . . . . . .29

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

   The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm is assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   The General Partners have determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

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

   The General Partners remained neutral as to the particular merits or risks associated with these tender offers. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

   The General Partners further informed the Limited Partners that, for those investors who were primarily interested in liquidating their Units immediately, the tender offers provided such an opportunity.

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

   Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to approximately $8.48 per square foot in 2000. Similarly, the average rental rates for non-anchor tenants at Strawberry Fields in West Palm Beach, Florida have decreased from approximately $12.21 per square foot in 1993 to approximately $6.91 per square foot in 2000. Non-anchor tenant average rental rates, expressed per square foot per year, have increased at the Crown Point property located in Kingsport, Tennessee, from approximately $8.90 per square foot in 1993 to approximately $10.26 per square foot in 2000. However, the Partnership has not benefitted greatly from that increase due to the existence of several leases that were negotiated in prior years.

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

   During the year ended December 31, 2000, the Partnership owned the properties described below:

(a) Crown Point Shopping Center ("Crown Point")

   On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point is composed of a main building, constructed in two phases, and two out parcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one out parcel building were completed in 1984. Phase II of Crown Point and the other out parcel building were completed in 1985. The anchor tenant is a Food City grocery. Burger King, a division of Grand Metropolitan PLC, is located in one of the out parcel buildings which is also owned by the Partnership. Crown Point was 84% occupied at December 31, 2000.

   The Partnership purchased Crown Point for $5,341,696 consisting of approximately $1,775,000 paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696. The lender provided the first mortgage loan through the sale of tax-exempt bonds. The loan had a 30-year term and bore interest at the rate of 9.69% per annum. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%. The outstanding mortgage balance encumbered by the property is $2,856,629 at December 31, 2000. The outstanding mortgage balance is currently being amortized based on a twenty year term and has a maturity of January 1, 2003.

   The occupancy rate and average annual base rent per square foot at December 31, 2000 and 1999 were as follows:

                             2000      1999
Occupancy Rate                84%       82%
Average Annual Base
Rent Per Square Foot         $7.96    $6.89

  Crown Point has one tenant who individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                           Annual    Lease
                 Square      Base   Expiration   Renewal     Nature of
Tenant            Feet       Rent      Date     Options      Business
Food City        39,652   $257,738    8/2004   5/5 yrs ea.  Food Store
Others           20,467    209,926    Various    Various
Vacant           11,333         --
                 71,452   $467,664

   The Partnership has received offers for Crown Point at prices below the 1998 appraised value of $5.95 million and decided the offers were unacceptable. The carrying value of this property on December 31, 2000 is approximately $5,360,000 based on management's best estimate of the current market for this property. The Partnership continues to market the properties for sale.

   The General Partners believe that the decrease in the value of the property is the result of a significant tenant that had occupied approximately 17% of the center and then vacated during the end of 1999.

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

   In February 1993, the Strawberry Joint Venture finalized a refinancing (the "Refinancing") of the first mortgage loan on Strawberry Fields with the lender.

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, April 1, 2002, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,120,947 at December 31, 2000.

   Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 103,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 89% occupied at December 31, 2000.

   The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price. This $5.35 million offer was assessed by management as an estimate of net realizable value at December 31, 2000.

   In 2001, the Partnership received an offer to purchase
Strawberry Fields for approximately $5.6 million. In addition, the Partnership received notice that Syms plans to exercise its right of first refusal for the $5.6 million sale price.

   The Partnership is currently negotiating a purchase contract with this potential purchaser. The Partnership anticipates that the potential closing will be in the second quarter of 2001.

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

   The occupancy rate and average annual base rent per square foot at December 31, 2000 and 1999 were as follows:

                                      2000    1999

  Occupancy Rate                       89%     91%

  Average Annual Base
    Rent Per Square Foot              $6.91  $7.42


   Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                                Annual              Lease
                       Square    Base   Expiration  Renewal    Nature of
Tenant                  Feet     Rent       Date    Options     Business
Florida Choice (1)
(sublet by Syms)       54,300  $380,100   3/2005   8/5 yrs ea.  Discount
                                                                Clothing
Others                 45,756   315,955   Various    Various
Vacant                 12,358        --
                      112,414  $696,055

  (1) Includes Syms and Florida Choice base rent.

(c)Sabal Palm Square ("Sabal Palm")

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

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002.
A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,068,630 at December 31, 2000.

   The Partnership consolidated the Sabal Palm Joint Venture and has recorded a minority interest balance to recognize the 47% interest of BREF 4.

   Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had an 86% economic occupancy at December 31, 2000.

   In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

   On August 7, 2000, Sabal Palm was given official notice that
Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

   The occupancy rate and average annual base rent per square foot at December 31, 2000 and 1999 were as follows:

                                     2000            1999
 Occupancy Rate                       86%             81%

 Average Annual Base
    Rent Per Square Foot             $5.11          $6.43


   Sabal Palm has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                   Annual      Lease
                   Square       Base   Expiration   Renewal    Nature of
Tenant              Feet        Rent       Date     Options     Business
Winn-Dixie         41,983    $142,404    4/2005    5/5 yrs ea.  Food Store
Walgreens          13,000      81,252    4/2025    2/5 yrs ea.  Drug Store
Others             21,925     185,846    Various    Various
Vacant             12,025          --
                   88,933    $409,502

   In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on December 31, 2000.

   As a result of the two dark anchor spaces representing more than 55,000 square feet of space or 62% of the property this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to sublease either or both of the dark anchors. However, Winn-Dixie and Walgreens have been selective in their review of potential subtenants so as to restrict potential competition.

   The Partnership's management determined that the events and changes in circumstances did not indicate a change in the carrying value of the asset.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

  None.

                             PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2000, there were approximately 700 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 2000 and 1999.

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

   The computer information technology systems which support the Partnership consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. These systems do not have equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, there is no internally generated software coding to correct as all of the software is purchased and licensed from external providers.

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

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 84% at December 31, 2000 and 82% at December 31, 1999.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The Partnership has received offers for the Crown Point property, at prices below the 1998 appraised value of $5.95 million
and decided the offers were unacceptable.   The carrying value of
this property on December 31, 2000 is approximately $5,360,000 based on management's best estimate of the current market for this property. The Partnership continues to market the properties for sale.

   The General Partners believe that a contributing factor in the below appraised value offers, that the Partnership has received, is that a significant tenant that occupied approximately 17% of the center vacated during the end of 1999. The General Partners believe this drop in occupancy is reflected in the two offers received.

   In order to combat this development, the Partnership reconfigured the vacated space into three smaller units. One of the units has since been leased and we are currently marketing the other two spaces. Once these have been released, we anticipate we will receive more attractive offers.

   The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at December 31, 2000 was 89%, compared to 91% at December 31, 1999.

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, April 1, 2002, the interest rate was reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

   In the second and fourth quarters of 1998, the Partnership recorded an impairment of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These impairments were allocated to land and building based on the original acquisition percentages.

   The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price. This $5.35 million offer was assessed by management as an estimate of net realizable value at December 31, 2000.

   In 2001, the Partnership received an offer to purchase
Strawberry Fields for approximately $5.6 million. In addition, the Partnership received notice that Syms plans to exercise its right of first refusal for the $5.6 million sale price.

   The Partnership is currently negotiating a purchase contract with this potential purchaser. The Partnership anticipates that the potential closing will be in the second quarter of 2001.

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

   In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

   On August 7, 2000 Sabal Palm was given official notice that
Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

   In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This impairment has been allocated to the land and building based on the original acquisition percentages.

   In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on December 31, 2000.

   As a result of the two dark anchor spaces representing more than 55,000 square feet of space or 62% of the property this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to sublease either or both of the dark anchors. However, Winn-Dixie and Walgreens have been selective in their review of potential subtenants so as to restrict potential competition.

   In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm is assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

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

   The General Partners remained neutral as to the particular merits or risks associated with these tender offers. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

   As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

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

Results of Operations for the year ended December 31, 2000
(Liquidation Basis) and the period January 1, 1999 thru July 12,
1999 (Going Concern Basis) and July 13, 1999 thru December 31, 1999 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

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

   The Partnership generated net income of $364,000 for the year ended December 31, 2000 as compared to a net loss of $203,000 for the same period in 1999. The $567,000 increase in net income is primarily a result of the adoption of the liquidation basis of accounting in 1999.

   Total income for the year ended December 31, 2000 was $1,374,000 as compared to $1,439,000 for the same period in 1999. The $65,000 decrease in total income was primarily a result of a $121,000 decrease in rental income. Rental income decreased primarily as a result of a decline in average occupancy at Sabal Palm Shopping Center.

   Total expenses for the year ended December 31, 2000 were $1,055,000 as compared to $1,421,000 for the same period in 1999. The $366,000 decrease in total expense was primarily a result of the cessation of depreciation expense in 1999 as a result of the adoption of the liquidation basis of accounting. Additionally, contributing to the decline in expenses was a decline of $93,000 in repairs and maintenance primarily relating to a 1999 project to improve the appearance of the Crown Point Shopping Center.
Further, general and administrative expenses declined $107,000 between the periods primarily as a result of a decline in bad debt expense.

Results of Operations for the period January 1, 1999 to July 12,
1999 (Going Concern Basis) and July 13, 1999 thru December 31, 1999 (Liquidation Basis)

   As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

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

  Mr. Jerome J. Brault  . . . . .Chairman of the Board of Directors,
                                                  Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . . Treasurer and
                                                 Chief Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 67) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 40) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 34) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   The General Partners received a share of Partnership income or loss for 2000 and 1999.

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

   As a precondition to the financing at Crown Point, the lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

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

               Exhibit No.    Description
                 *3.(a)       Restated Limited Partnership
                              Agreement
                 *3.(b)       Articles of Incorporation of Brauvin
                              Ventures, Inc.
                 *3.(c)       By-Laws of Brauvin Ventures, Inc.
                 *3.(d)       Amendment to the Certificate of
                              Limited Partnership of the
                              Partnership
                 *10.(a)      Escrow Agreement
                 *10.(b)(1)   Management Agreement
                 21.          Subsidiaries of the registrant
                 *28.         Pages 11-16, A-9 to A-13 and A-15 to
                              A-18 of the Partnership's Prospectus
                              and the Agreement dated March 1,
                              1985, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-95633) on Form S-11 filed under the Securities Act of 1933.

  (b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

  (c)   Form 8-K. None.

  (d) An annual report for the fiscal year 2000 will be sent to the Limited Partners subsequent to this filing.

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

Dated: May 9, 2001

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2000 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2000  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statements of Operations for the year ended
December 31, 2000 (Liquidation Basis), the period
July 13, 1999 to December 31, 1999 (Liquidation Basis),
and the period January 1, 1999 to July 12, 1999
(Going Concern Basis) . . . . . . . . . . . . . . . . . . . F-5

Notes to Consolidated Financial Statements  . . . . . . . . F-6

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 5

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 5, as of December 31, 2000, and for the years ended December 31, 2000 and 1999 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 2000, and the results of their operations for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Chicago, Illinois
April 23, 2001

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 2000

ASSETS
Real estate held for sale                              $ 8,509,850
Cash and cash equivalents                                  820,715
Tenant receivables                                          58,347
Escrow deposits                                            265,244
Other assets                                                15,455

  Total Assets                                           9,669,611

LIABILITIES
Mortgage notes payable (Note 4)                          5,925,259
Accounts payable and accrued expenses                      121,239
Deferred gain on sale of real estate (Note 2)            1,202,185
Reserve for estimated costs during
  the period of liquidation (Note 2)                       190,315
Tenant security deposits                                    29,032
Due to affiliates                                            6,210

  Total Liabilities                                      7,474,240

MINORITY INTEREST IN
  SABAL PALM JOINT VENTURE                                  88,041

SHARE OF ACCUMULATED LOSSES IN EXCESS
OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                            198,580

Net Assets in Liquidation                              $ 1,908,750






  See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
           PERIOD JULY 13, 1999 TO DECEMBER 31, 1999



Net assets at July 13, 1999                               $1,735,426

Income from operations                                       110,345

Adjustment to liquidation basis                             (300,940)

Net assets in liquidation at January 1, 2000               1,544,831

Income from operations                                       363,919

Net assets in liquidation at December 31, 2000            $1,908,750











  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Liquidation     (Liquidation       (Going
                             Basis)            Basis)      Concern Basis)
                           year ended      July 13, 1999       January 1
                          December 31,          to         1999 to July 12
                               2000      December 31, 1999      1999
INCOME
Rental                      $ 1,119,627      $ 461,736        $ 779,347
Interest                         47,294         15,776           18,798
Other, primarily expense
  reimbursements                207,209         49,064          114,607
       Total income           1,374,130        526,576          912,752
EXPENSES
Interest                        499,393        212,347          314,526
Depreciation and
  amortization                       --             --          135,993
Real estate taxes               134,613         54,211           80,432
Repairs and maintenance          29,346         65,400           56,974
Management fees (Note 5)         87,995         34,308           49,425
Other property operating         77,703         31,432           52,441
General and administrative      225,917        100,294          232,884
       Total expenses         1,054,967        497,992          922,675
Income(loss) before minority
  and equity interests          319,163         28,584           (9,923)
Minority interest's share of
  Sabal Palm's net
  (income) loss                 (53,144)        49,558          (26,189)
Equity interest in Strawberry
  Fields Joint Venture's
  net income                     97,900         32,203           23,937
Income (loss) before
  adjustment to liquidation
  basis                         363,919        110,345          (12,175)
Adjustment to liquidation
  basis                              --       (300,940)              --
Net income (loss)            $  363,919      $(190,595)       $ (12,175)

Net income (loss) allocated to:
  General Partners           $    3,639      $  (1,906)       $    (122)
  Limited Partners           $  360,280      $(188,689)       $ (12,053)

Net income (loss) Per Limited
  Partnership Interest
  (9,914.5 Units)            $    36.34      $  (19.03)       $   (1.22)


  See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 2000 and 1999

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

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

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

   The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2000 (see Note 2).

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2000.

   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 are required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material impact on the financial position, results of operations and cash flows of the Partnership.

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

  (a) Net of estimated closing costs.

  In 2000, the Partnership recorded a reduction in real estate held for sale of $423,150 net of real estate improvements of $82,440 related to other than temporary decline in the value of real estate for the Crown Point property.

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

  The Agreement provides that distributions of Operating Cash
Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 2000 equaled $13,060,875.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 2000 consist of the following:

                                            Interest     Date
                                 2000        Rate        Due
Crown Point Shopping
  Center (a)                $2,856,629       7.55%      1/03
Sabal Palm Square
  Shopping Center (b)        3,068,630       8.93%      4/02
                            $5,925,259

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2001          $  150,124
                                 2002           3,138,251
                                 2003           2,636,884
                                               $5,925,259

  (a) On December 28, 1995, the acquisition loan balance was paid in full when Crown Point was refinanced by NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, and amortization based on a twenty year term with a maturity of January 1, 2003.

  As a precondition to the financing, the successor lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

  The carrying value of Crown Point at December 31, 2000 was approximately $5,360,000.

  (b) On February 19, 1987, the Partnership and its joint venture partner obtained a first mortgage loan in the amount of $3,200,000 from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992 and then required payments of principal and interest based on a 30-year amortization schedule. Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity, the lender granted Sabal Palm an extension until April 1, 1997.

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

  On August 7, 2000, the Partnership was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  The carrying value of Sabal Palm approximated $3,150,000 at December 31, 2000.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2000 and 1999 were as follows:

                                 2000            1999
  Management fees               $87,995        $83,733
  Reimbursable office
     expenses                    88,173         80,126

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of December 31, 2000, the Partnership had made all payments to affiliates, except for management fees of $6,210.

(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Years ended December 31:

       2001                      $1,001,288
       2002                         817,568
       2003                         726,574
       2004                         551,423
       2005                         198,022
       Thereafter                 1,872,835
       Total                     $5,167,710

   Contingent rental income approximated $139,581 and $145,817, in 2000 and 1999, respectively.

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from Food City, the anchor tenant of Crown Point, approximated 26.3 % and 23.4% of rental income for the years ended December 31, 2000 and 1999, respectively. Minimum rentals received from Winn Dixie and Walgreens, the anchor tenants of Sabal, approximated 14.5% and 12.9% of rental income and 8.3% and 7.4% of rental income for the years ended December 31, 2000 and 1999, respectively.

(7)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                       (Liquidation Basis)
                                           December 31,
                                               2000
Real estate held for sale                  $5,197,750
Other assets                                   75,594
                                            5,273,344

Mortgage note payable                       5,120,947
Deferred gain on the sale of
 real estate                                  529,110
Other liabilities                              94,524
                                            5,744,581
Net Liabilities in liquidation             $ (471,237)

                                Liquidation Basis           (Going Concern
                                Year ended   July 13, 1999  Basis) January 1,
                                December 31, to December 31,     1999 to
                                  2000           1999         July 12, 1999
Rental income                   $813,883       $336,990        $ 457,095
Other income                      77,417          2,038           48,742
                                 891,300        339,028          505,837
Mortgage and
 other interest                  364,068        155,115          220,647
Depreciation                          --             --           91,952
Operating and
 administrative expenses         294,137         98,448          136,245
                                 658,205        253,563          448,844
Income before adjustment
 to liquidation basis            233,095         85,465           56,993

Adjustment to liquidation
 basis                                --         (8,790)              --
Net income                      $233,095       $ 76,675        $  56,993

  The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price.

  On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. Subsequently, the potential purchaser rescinded their offer.

  In 2001, the Partnership received an offer to purchase
Strawberry Fields for approximately $5.6 million. In addition, the Partnership received notice that Syms plans to exercise its right of first refusal for the $5.6 million sale price.

  The Partnership is currently negotiating a purchase contract with this potential purchaser. The Partnership anticipates that the potential closing will be in the second quarter of 2001.

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


                                 Exhibit 21


Name of Subsidiary                            State of Formation

Brauvin Strawberry Fields
  Joint Venture                               Florida

Brauvin Sabal Palm Joint Venture              Florida

Brauvin/Crown Point L.P.                      Delaware