Form 10QSB
period 2001-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2001-05-18
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the three months ended           March 31, 2001

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

        Consolidated Statement of Net Assets in Liquidation
        as of March 31, 2001 (Liquidation Basis) . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2000 to
        March 31, 2000 (Liquidation Basis) . . . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2001 to
        March 31, 2001 (Liquidation Basis) . . . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        three months ended March 31, 2001 and 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2001 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                                $8,509,850
Cash and cash equivalents                                   843,717
Tenant receivable (net of an
  allowance of $175,100)                                     71,557
Escrow deposits                                             287,687
Other Assets                                                  6,856

       Total Assets                                      $9,719,667

LIABILITIES

Mortgage notes payable (Note 4)                          $5,887,903
Accounts payable and accrued expenses                       119,145
Deferred gain on sale of real estate (Note 2)             1,202,185
Reserve for estimated costs during
  the period of liquidation (Note 2)                        190,315
Tenant security deposits                                     27,784
Due to affiliates (Note 5)                                    5,887

       Total Liabilities                                  7,433,219

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                            109,817

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                             162,955

Net Assets in Liquidation                                $2,013,676








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





  See accompanying notes to consolidated financial statements




       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO MARCH 31, 2001
                          (Unaudited)





Net assets at January 1, 2001                             1,908,750

Income from operations                                      104,926

Net assets in liquidation at
  March 31, 2001                                         $2,013,676






  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                            2001           2000
INCOME
Rental                                    $308,332       $366,684
Interest                                    11,286          8,570
Other, primarily tenant
  expense reimbursements                    35,892         19,218
Total income                               355,510        394,472

EXPENSES
Interest                                   121,943        125,514
Real estate taxes                           33,950         33,827
Repairs and maintenance                     18,330         13,186
Management fees (Note 5)                    21,465         25,716
Other property operating                    24,738         24,574
Bad debt expense                               300          6,600
General and administrative                  62,506         40,318
Total expenses                             283,232        269,735

Income before minority
  and equity interests                      72,278        124,737

Minority interest's
  share of Sabal Palm's
  net income                                (2,977)       (46,504)

Equity interest in
  Strawberry Fields Joint
  Venture's net income                      35,625         27,370

Net income                                $104,926       $105,603

Net income allocated
  to the General Partners                 $  1,049       $  1,056

Net income allocated
  to the Limited Partners                 $103,877       $104,547

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $  10.48       $  10.54



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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

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

  The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2001. See note 2.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at March 31, 2001.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

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

  In the fourth quarter of 2000, the Partnership recorded a reduction in real estate held for sale of $423,150 net of real estate improvements of $82,440 related to other than temporary decline in the value of real estate for the Crown Point property.

  In management's judgement there are no adjustments in real estate held for sale in 2001.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 2001 equaled $13,308,738.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2001 consist of the following:

                                            Interest     Date
                                 2001        Rate        Due
Crown Point Shopping
  Center (a)                  $2,830,937     7.55%       1/03
Sabal Palm Square
  Shopping Center (b)          3,056,966     8.93%       4/02
                              $5,887,903

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2001             112,752
                                 2002           3,138,251
                                 2003           2,636,900
                                               $5,887,903

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

  The carrying value of Crown Point at March 31, 2001 was approximately $5,360,000.

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

  On August 7, 2000 Sabal Palm was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

  The carrying value of Sabal Palm approximated $3,150,000 at March
31, 2001.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                                     2001            2000
  Management fees                   $21,465        $25,716
  Reimbursable office
     expenses                        23,857         23,146

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of March 31, 2001, the Partnership had made all payments to affiliates, except for management fees of $5,887.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                        (Liquidation Basis)
                                             March 31,
                                               2001
Real estate held for sale                  $5,197,750
Other assets                                  122,921
                                            5,320,671

Mortgage note payable                       5,075,923
Deferred gain on the sale of
 real estate                                  529,110
Other liabilities                             102,054
                                            5,707,087
Net liabilities in liquidation             $  386,416



                For the three months ended March 31,
                           Liquidation Basis
                                           2001                 2000
Rental income                            $206,144           $205,144
Other income                               24,330             19,776
                                          230,474            224,920
Mortgage and
 other interest                            89,093             92,145
Operating and
 administrative expenses                   56,560             67,609
                                          145,653            159,754

Net income                               $ 84,821           $ 65,166

   The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price. This $5.35 million offer was assessed by management as an estimate of net realizable value at March 31, 2001.

   On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. Subsequently, the potential purchaser rescinded its offer.

   In 2001, the Partnership received an offer to purchase
Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property.
Accordingly, the Partnership executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001. The contract still remains subject to certain contingencies.


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

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 82% at March 31, 2001 compared to 84% at December 31, 2000 and 82% at March 31, 2000.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   During the second quarter of 2001, the Partnership received an offer to purchase the property in excess on $5.0 million. The Partnership is currently negotiating this offer further. There can be no assurance that this offer and negotiation will lead to a successful sale. The carrying value of this property on March 31, 2001 is approximately $5,360,000 based on management's best estimate of the current market for this property. The Partnership continues to market the properties for sale.

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

   The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at March 31, 2001 was 87% compared to 89% at December 31, 2000 and 90% at March 31, 2000.

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

   The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price. This $5.35 million offer was assessed by management as an estimate of net realizable value at March 31, 2001 and December 31, 2000.

   In 2001, the Partnership received an offer to purchase
Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property.
Accordingly, the Partnership executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001. The contract still remains subject to certain contingencies.

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

   On August 7, 2000 Sabal Palm was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

   In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This impairment has been allocated to the land and building based on the original acquisition percentages.

   In total, Sabal Palm has received six offers on the property ranging in price from $2.5 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on March 31, 2001 and December 31, 2000.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

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

   These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates have generally been below where they were when the properties were acquired.

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

Results of Operations - Three months ended March 31, 2001 and 2000 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $105,000 for the period ended March 31, 2001 as compared to net income of $106,000 for the same period in 2000.

   Total income for the period ended March 31, 2001 was $356,000 as compared to $394,000 for the same period in 2000. The $38,000 decrease in total income was primarily a result of a $58,000 decrease in rental income offset by a $17,000 increase in other income. Rental income decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant.

   Total expenses for the period ended March 31, 2001 were $283,000 as compared to $270,000 for the same period in 2000. The $13,000 increase in expense is the result of a $22,000 increase in general and administrative expense primarily due to a $12,000 increase in tax expense and a $6,000 increase in insurance expense. Partially offsetting the increase in general and administrative expense is a decline of $6,000 in bad debt expense.

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

                None.

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

                         DATE:  May 18, 2001


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 18, 2001