Form 10QSB
period 2001-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2001-08-14
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the six months ended           June 30, 2001

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

        Consolidated Statement of Net Assets in Liquidation
        as of June 30, 2001 (Liquidation Basis). . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2001 to
        June 30, 2001 (Liquidation Basis). . . . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2000 to
        June 30, 2000 (Liquidation Basis). . . . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        six months ended June 30, 2001 and 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

        Consolidated Statements of Operations for the
        three months ended June 30, 2001 and 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 8

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               JUNE 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale (Note 2)                       $8,250,500
Cash and cash equivalents                                   831,605
Tenant receivable (net of an
  allowance of $175,300)                                     88,782
Escrow deposits                                             335,371
Other assets                                                    374

       Total Assets                                       9,506,632


LIABILITIES

Mortgage notes payable (Note 4)                           5,851,304
Accounts payable and accrued expenses                       146,775
Deferred gain on sale of real estate (Note 2)               942,835
Reserve for estimated costs during
  the period of liquidation (Note 2)                        190,315
Tenant security deposits                                     27,784
Due to affiliates (Note 5)                                    5,893

       Total Liabilities                                  7,164,906

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                            108,860

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                             137,524

Net Assets in Liquidation                                $2,095,342








   See accompanying notes to consolidated financial statements

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2001             $1,908,750

Income from operations                                      186,592

Net assets in liquidation at June 30, 2001               $2,095,342












  See accompanying notes to consolidated financial statements

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2000 TO JUNE 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)





Net assets in liquidation at
  January 1, 2000                                        $1,544,831

Income from operations                                      153,663

Net assets in liquidation at
  June 30, 2000                                          $1,698,494











  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
        For the six months ended June 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                            2001           2000
INCOME
Rental                                    $575,108       $606,744
Interest                                    19,367         21,881
Other, primarily tenant
  expense reimbursements                    70,188         33,204
Total income                               664,663        661,829

EXPENSES
Interest                                   243,915        250,308
Real estate taxes                           67,308         67,655
Repairs and maintenance                     38,261         16,355
Management fees (Note 5)                    40,774         44,063
Other property operating                    40,522         42,132
Bad debt expense                               500         (1,000)
General and administrative                 105,828        102,234
Total expenses                             537,108        521,747

Income before minority
  and equity interests                     127,555        140,082

Minority interest's
  share of Sabal Palm's
  net income                                (2,019)       (37,590)

Equity interest in
  Strawberry Fields Joint
  Venture's net income                      61,056         51,171

Net income                                $186,592       $153,663

Net income allocated
  to the General Partners                 $  1,866       $  1,537

Net income allocated
  to the Limited Partners                 $184,726       $152,126

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $  18.63       $  15.34



  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended June 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                            2001           2000
INCOME
Rental                                    $266,776       $240,060
Interest                                     8,081         13,311
Other, primarily tenant
  expense reimbursements                    34,296         13,986
Total income                               309,153        267,357

EXPENSES
Interest                                   121,972        124,794
Real estate taxes                           33,358         33,828
Repairs and maintenance                     19,931          3,169
Management fees (Note 5)                    19,309         18,347
Other property operating                    15,784         17,558
Bad debt expense                               200         (7,600)
General and administrative                  43,322         61,916
Total expenses                             253,876        252,012

Income before minority
  and equity interests                      55,277         15,345

Minority interest's
  share of Sabal Palm's
  net loss                                     958          8,914

Equity interest in
  Strawberry Fields Joint
  Venture's net income                      25,431         23,801

Net income                                $ 81,666       $ 48,060

Net income allocated
  to the General Partners                 $    817       $    481

Net income allocated
  to the Limited Partners                 $ 80,849       $ 47,579

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $   8.15       $   4.80



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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

  The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that except for items discussed in note 2, there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2001.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at June 30, 2001.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Partnership does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

  In the second quarter of 2001, the Partnership recorded reductions in real estate held for sale and deferred gain of $259,350 related to other than temporary decline in the value of real estate for the Crown Point property.

  In management's judgement there are no other adjustments in real estate held for sale in 2001.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 2001 equaled $13,556,601.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2001 consist of the following:

                                            Interest     Date
                                 2001        Rate        Due
Crown Point Shopping
  Center (a)                 $2,804,756      7.55%       1/03
Sabal Palm Square
  Shopping Center (b)         3,046,548      8.93%       4/02
                             $5,851,304

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2001          $   76,169
                                 2002           3,138,251
                                 2003           2,636,884
                                               $5,851,304

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

  The carrying value of Crown Point at June 30, 2001 was approximately $5,100,000.

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

  The carrying value of Sabal Palm approximated $3,150,000 at June
30, 2001.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 2001 and 2000 were as follows:

                                 2001            2000
  Management fees               $40,774        $44,063
  Reimbursable office
     expenses                    45,157         43,373

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of June 30, 2001, the Partnership had made all payments to affiliates, except for management fees of $5,893.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method.

The following are condensed financial statements for Strawberry
Fields Joint Venture:

                                        (Liquidation Basis)
                                             June 30,
                                               2001
Real estate held for sale                  $5,426,875
Other assets                                  164,986
                                            5,591,861

Mortgage note payable                       5,030,107
Deferred gain on the sale of
 real estate                                  758,235
Other liabilities                             129,385
                                            5,917,727
Net liabilities in liquidation             $  325,866


                              For the six months ended June 30,
                                      Liquidation Basis
                                        2001               2000
Rental income                         $415,464           $409,707
Other income                            42,803             34,800
                                       458,267            444,507
Mortgage and
 other interest                        177,387            183,547
Operating and
 administrative expenses               135,509            139,126
                                       312,896            322,673

Net income                            $145,371           $121,834

   In 2001, the Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing Strawberry Joint Venture received net sales proceeds of approximately $299,000.

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

   On June 20, 2001, the General Partners received an unsolicited tender offer to purchase up to 4,950 of the outstanding Limited Partnership Units of the Partnership for $100 per Unit. The offer is being made by a group that currently beneficially owns the economic interests with respect to approximately 14.5% of the outstanding Units. The offer period is scheduled to expire on August 17, 2001. The General Partners remained neutral as to the particular merits and risks associated with this tender offer to the Limited Partners.

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

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 91% at June 30, 2001 compared to 84% at December 31, 2000 and 85% at June 30, 2000.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   During the second quarter of 2001, the Partnership received several offers to purchase the Crown Point Shopping Center, the most attractive offer is at a purchase price of $5,250,000. The Partnership is currently negotiating this offer further. There can be no assurance that this offer and negotiation will lead to a successful sale. The carrying value of this property on June 30, 2001 is approximately $5,100,000 based on management's best estimate of the current market for this property. The Partnership continues to market this property for sale.

   The General Partners believe that a contributing factor in the below appraised value offers, that the Partnership has received, is that a significant tenant that occupied approximately 17% of the center vacated during the end of 1999. The General Partners believe this drop in occupancy is reflected in the offers received to date.

   In order to combat this development, the Partnership reconfigured the vacated space into three smaller units. One of the units has since been leased and we are currently marketing the other two spaces. Once these have been released, we anticipate we will receive more attractive offers.

   In 2001, the Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing Strawberry Joint Venture received net sales proceeds of approximately $299,000.

   The Sabal Palm first mortgage loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price was $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on June 30, 2001.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

Results of Operations - Six months ended June 30, 2001 and 2000
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $187,000 for the period ended June 30, 2001 as compared to net income of $154,000 for the same period in 2000.

   Total income for the period ended June 30, 2001 was $665,000 as compared to $662,000 for the same period in 2000. The $3,000 increase in total income was primarily a result of a $32,000 decrease in rental income offset by a $37,000 increase in other income. Rental income decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant at Sabal Palm. Other income increased as a result of increased occupancy at Sabal Palm and Crown Point. The economic occupancy at Sabal Palm increased to 91% at June 30, 2001 compared to 89% at June 30, 2000. The occupancy at Crown Point increased to 91% at June 30, 2001 compared to 85% at June 30, 2000.

   Total expenses for the period ended June 30, 2001 were $537,000 as compared to $522,000 for the same period in 2000. The $15,000 increase in expense is the result of a $22,000 increase in repairs and maintenance expense offset by a decrease in interest expense of $6,000. Repairs and maintenance expense increased primarily due to roof repairs at Sabal Palm.

Results of Operations - Three months ended June 30, 2001 and 2000
(Liquidation Basis)

   The Partnership generated net income of $82,000 for the period ended June 30, 2001 as compared to net income of $48,000 for the same period in 2000.

   Total income for the period ended June 30, 2001 was $309,000 as compared to $267,000 for the same period in 2000. The $42,000 increase in total income was a result of an $27,000 increase in rental income and an $20,000 increase in other income offset by a $5,000 decrease in interest income. These increases primarily relate to increased occupancy at Sabal Palm and Crown Point. The economic occupancy at Sabal Palm increased to 91% at June 30, 2001 compared to 89% at June 30, 2000. The occupancy at Crown Point increased to 91% at June 30, 2001 compared to 85% at June 30, 2000.

   Total expenses for the period ended June 30, 2001 were $254,000 as compared to $252,000 for the same period in 2000. The $2,000 decrease in expense is the result of a $17,000 increase in repairs and maintenance expense offset by a $19,000 decrease in general and administrative expense. Repairs and maintenance expense increased primarily due to roof repairs at Sabal Palm. The decrease in general and administrative expense is primarily due to decrease in professional fees.

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

                         DATE:  August 14, 2001


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 14, 2001