Form 10QSB
period 2001-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2001-11-21
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the nine months ended           September 30, 2001

                                or

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

        Consolidated Statement of Net Assets in Liquidation
        as of September 30, 2001 (Liquidation Basis) . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2001 to
        September 30, 2001 (Liquidation Basis) . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2000 to
        September 30, 2000 (Liquidation Basis) . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        nine months ended September 30, 2001 and 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

        Consolidated Statements of Operations for the
        three months ended September 30, 2001 and 2000
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 8

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27


                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.



   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale (Note 2)                       $8,136,133
Cash and cash equivalents                                   815,094
Tenant receivable (net of an
  allowance of $202,400)                                     85,300
Escrow deposits                                             352,749
Other assets                                                 34,571
INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                             175,034

       Total Assets                                       9,598,881


LIABILITIES

Mortgage notes payable (Note 4)                           5,813,962
Accounts payable and accrued expenses                       221,583
Deferred gain on sale of real estate (Note 2)               942,835
Reserve for estimated costs during
  the period of liquidation (Note 2)                        190,315
Tenant security deposits                                     28,081
Due to affiliates (Note 5)                                    5,042

       Total Liabilities                                  7,201,818

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                             58,599

Net Assets in Liquidation                                $2,338,464






  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2001             $1,908,750

Income from operations                                      429,714

Net assets in liquidation at
  September 30, 2001                                     $2,338,464








  See accompanying notes to consolidated financial statements




       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2000 TO SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)





Net assets in liquidation at
  January 1, 2000                                        $1,544,831

Income from operations                                      259,206

Net assets in liquidation at
  September 30, 2000                                     $1,804,037







  See accompanying notes to consolidated financial statements



             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine months ended September 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                            2001           2000
INCOME
Rental                                    $831,895       $864,441
Interest                                    24,942         34,445
Other, primarily tenant
  expense reimbursements                   105,747        123,111
Total income                               962,584      1,021,997

EXPENSES
Interest                                   365,868        375,215
Real estate taxes                          102,294        101,484
Repairs and maintenance                     54,772         22,027
Management fees (Note 5)                    57,934         66,736
Other property operating                    58,324         62,440
Bad debt expense                            27,600            800
General and administrative                 187,666        167,131
Total expenses                             854,458        795,833

Income before minority
  and equity interests                     108,126        226,164

Minority interest's
  share of Sabal Palm's
  net loss (income)                         62,342        (44,446)
Equity interest in
  Strawberry Fields Joint
  Venture's net income                     373,613         77,488
Income before adjustment
   to liquidation basis                    544,081        259,206
Adjustment to liquidation
   basis                                  (114,367)            --

Net income                                $429,714      $ 259,206
Net income allocated
  to the General Partners                 $  4,297      $   2,592
Net income allocated
  to the Limited Partners                 $425,417      $ 256,614
Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $  42.91      $   25.88

  See accompanying notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended September 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                            2001           2000
INCOME
Rental                                    $256,787       $257,697
Interest                                     5,575         12,564
Other, primarily tenant
  expense reimbursements                    35,559         89,907
Total income                               297,921        360,168

EXPENSES
Interest                                   121,953        124,907
Real estate taxes                           34,986         33,829
Repairs and maintenance                     16,511          5,672
Management fees (Note 5)                    17,160         22,673
Other property operating                    17,802         20,308
Bad debt expense                            27,100          1,800
General and administrative                  81,838         64,897
Total expenses                             317,350        274,086

(Loss) income before minority
  and equity interests                     (19,429)        86,082
Minority interest's
  share of Sabal Palm's
  net loss (income)                         64,361         (6,856)
Equity interest in
  Strawberry Fields Joint
  Venture's net income                     312,557         26,317
Income before adjustment
   to liquidation basis                    357,489        105,543
Adjustment to liquidation
   basis                                  (114,367)            --

Net income                                $243,122       $105,543

Net income allocated
  to the General Partners                 $  2,431       $  1,055
Net income allocated
  to the Limited Partners                 $240,691       $104,488
Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $  24.28       $  10.54

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

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

  The Partnership records impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that except for items discussed in note 2, there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2001.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at September 30, 2001.

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

  Reclassifications

  Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

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

  In the third quarter of 2001, the Partnership recorded a reduction in real estate held for sale and an increase in the adjustment to liquidation basis in the amount of $114,367 related to other than temporary decline in the value of real estate for the Sabal Palm property.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 2001 equaled $13,804,464.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2001 consist of the following:

                                            Interest     Date
                                 2001        Rate        Due
Crown Point Shopping
  Center (a)                  $2,778,079     7.55%      1/03
Sabal Palm
  Shopping Center (b)          3,035,883     8.93%      4/02
                              $5,813,962

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                    2001          $   38,827
                    2002           3,138,251
                    2003           2,636,884
                                  $5,813,962

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

  The carrying value of Crown Point at September 30, 2001 was approximately $5,100,000.

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

  In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and is currently in default.

  On August 7, 2000 Sabal Palm was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

  The carrying value of Sabal Palm approximated $3,036,000 at September 30, 2001.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 2001 and 2000 were as follows:

                                     2001            2000
  Management fees                   $57,934        $66,736
  Reimbursable office
     expenses                        67,957         67,973

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. As of September 30, 2001, the Partnership had made all payments to affiliates, except for management fees of $5,042.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                      (Liquidation Basis)
                                          September 30,
                                               2001
Total assets                                 $434,366

Total liabilities                              16,047

Net assets in liquidation                    $418,319


                For the nine months ended September 30,
                           Liquidation Basis
                                          2001                 2000
Rental income                          $  458,587           $618,561
Other income                              782,538             52,759
                                        1,241,125            671,320
Mortgage and
 other interest                           197,377            274,193
Operating and
 administrative expenses                  154,191            212,633
                                          351,568            486,826

Net income                             $  889,557           $184,494

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

   On June 20, 2001, the General Partners received an unsolicited tender offer to purchase up to 4,950 of the outstanding Limited Partnership Units of the Partnership for $100 per Unit. The offer was made by a group that currently beneficially owns the economic interests with respect to approximately 14.5% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to $120 per unit and the term was extended to October 1, 2001. The General Partners remained neutral as to the particular merits and risks associated with this tender offer to the Limited Partners. As of October 1, 2001, 404 units were transferred as a result of this tender offer. Upon completion of the Offer, the Purchasers held an aggregate of approximately 1,842 Units, or approximately 19% of the total outstanding Units.

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

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 85% at September 30, 2001 compared to 84% at December 31, 2000.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   During the second quarter of 2001, the Partnership received several offers to purchase the Crown Point Shopping Center, the most attractive offer is at a purchase price of $5,250,000. The Partnership is currently negotiating this offer further. There can be no assurance that this offer and negotiation will lead to a successful sale. The carrying value of this property on September 30, 2001 is approximately $5,100,000 based on management's best estimate of the current market for this property. The Partnership continues to market this property for sale.

   The General Partners believe that a contributing factor in the below appraised value offers, that the Partnership has received, is that a significant tenant that occupied approximately 17% of the center vacated during the end of 1999. In addition, the property's anchor tenant (which occupies more than 50% of the center) has expressed a desire to either expand and materially renovate its existing facility or seek another location at its lease expiration in 2004. The General Partners believe this drop in occupancy is reflected in the offers received to date.

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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and is currently in default.

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

   As a result of the two dark, (but paying rent), anchor spaces representing more than 55,000 square feet of space, or 62% of the property, this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to have Winn-Dixie "buy out" their remaining lease obligation at a discount and to use the proceeds to split its space into smaller more leaseable units in an effort to sublease either or both of the dark anchors. In addition, the Partnership has approached the lender regarding allowing Winn-Dixie to buy out their lease and a potential extension of the loan maturity. In the third quarter the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnerships request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

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

Results of Operations - Nine months ended September 30, 2001 and
2000  (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $430,000 for the period ended September 30, 2001 as compared to net income of $259,000 for the same period in 2000. Net income increased primarily as a result of the increase in the equity interest in Strawberry joint venture of $296,000 as a result of the sale of Strawberry in July.

   Total income for the period ended September 30, 2001 was $963,000 as compared to $1,022,000 for the same period in 2000.
The $59,000 decrease in total income was primarily a result of a $33,000 decrease in rental income , a $9,000 decrease in interest income and a $17,000 decrease in other income. Rental income decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant at Sabal Palm. Interest income decreased as a result of the decline in interest rates. The decrease in other income was the result of a correction in the year 2000 relating to prior year's billings for certain tenants at the Partnership's shopping centers.

   Total expenses for the period ended September 30, 2001 were $854,000 as compared to $796,000 for the same period in 2000. The $58,000 increase in expense is the result of a $33,000 increase in repairs and maintenance expense, a $27,000 increase in bad debt expense, a $20,000 increase in general and administrative expense offset by a decrease in interest expense of $9,000, a decrease in management fees of $9,000 and a decrease in operating expense of $4,000. Repairs and maintenance expense increased primarily due to roof repairs at Sabal Palm and parking lot repairs at Crown Point. Bad debt increased as a result of the uncollectible rents billed at the Sabal Palm shopping center. General and administrative expense increased primarily as a result of an increase in insurance expense and franchise taxes, offset by a decrease in legal and professional fees. Interest expense decreased primarily as a result of lower outstanding balances on the mortgages for Crown Point and Sabal Palm. Management fees decreased primarily as a result of lower rental income.

Results of Operations - Three months ended September 30, 2001 and
2000  (Liquidation Basis)

   The Partnership generated net income of $243,000 for the period ended September 30, 2001 as compared to net income of $106,000 for the same period in 2000.

   Total income for the period ended September 30, 2001 was $298,000 as compared to $360,000 for the same period in 2000. The $62,000 decrease in total income was a result of an $54,000 decrease in other income and an $7,000 decrease in interest income and a $1,000 decrease in rental income. The decrease in other income was the result of a correction in the year 2000 relating to prior year's billings for certain tenants at the Partnership's shopping centers.

   Total expenses for the period ended September 30, 2001 were $317,000 as compared to $274,000 for the same period in 2000. The $43,000 increase in expense is the result of a $25,000 increase in bad debt expense, an $11,000 increase in repairs and maintenance expense and a $16,000 increase in general and administrative expense offset by a $3,000 decrease in interest expense, a $6,000 decrease in management fees and a $3,000 decrease in operating expense. Repairs and maintenance expense increased primarily due to roof repairs at Sabal Palm and parking lot repairs at Crown Point. Bad debt expense increased as a result of uncollectible rents at Sabal Palm. General and administrative expense increased primarily as a result of an increase in insurance expense and franchise tax expense. Management fees decreased primarily as a result of lower rental income.


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

                         DATE:  November 20, 2001


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 20, 2001