Form 10KSB
period 2001-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2002-04-29
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2001

                                or

[ ]Transition Report Under Section 13 or 15(d) of the Securities
   Exchange Act of 1934

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,294,680.

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


                 BRAUVIN REAL ESTATE FUND L.P. 5
                  2001 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32


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

   On June 20, 2001, the Partnership received an unsolicited tender offer to purchase up to 4,950 of the outstanding Units for $100 per Unit. The offer was made by a group that currently beneficially owns the economic interests with respect to approximately 14.5% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to $120 per unit and the term was extended to October 1, 2001. As of October 1, 2001, 404 economic interests were transferred as a result of this tender offer. Upon completion of the Offer, the purchasers held an aggregate of approximately 1,842 economic interests, or approximately 19% of the outstanding total Units.

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

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.

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

   Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to approximately $9.38 per square foot in 2001. Non-anchor tenant average rental rates, expressed per square foot per year, have increased at the Crown Point property located in Kingsport, Tennessee, from approximately $8.90 per square foot in 1993 to approximately $11.80 per square foot in 2001. However, the Partnership has not benefitted greatly from that increase due to the existence of several leases that were negotiated in prior years.

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

   During the year ended December 31, 2001, the Partnership owned the properties described below:

(a) Crown Point Shopping Center ("Crown Point")

   On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point is composed of a main building, constructed in two phases, and two out parcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one out parcel building were completed in 1984. Phase II of Crown Point and the other out parcel building were completed in 1985. The anchor tenant is a Food City grocery. Burger King, a division of Grand Metropolitan PLC, is located in one of the out parcel buildings which is also owned by the Partnership. Crown Point was 84% occupied at December 31, 2001.

   The Partnership purchased Crown Point for $5,341,696 consisting of approximately $1,775,000 paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696. The lender provided the first mortgage loan through the sale of tax-exempt bonds. The loan had a 30-year term and bore interest at the rate of 9.69% per annum. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%. The outstanding mortgage balance encumbered by the property is $2,750,895 at December 31, 2001. The outstanding mortgage balance is currently being amortized based on a twenty year term and has a maturity of January 1, 2003.

   The occupancy rate and average annual base rent per square foot at December 31, 2001 and 2000 were as follows:

                             2001      2000
Occupancy Rate                84%       84%
Average Annual Base
Rent Per Square Foot         $8.30    $7.96

  Crown Point has one tenant who individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2001:

                           Annual    Lease
                 Square      Base   Expiration Renewal    Nature of
Tenant            Feet      Rent      Date     Options     Business
Food City        39,652   $257,738   8/2004   5/5 yrs ea.  Food Store
Others           20,467    241,537   Various   Various
Vacant           11,333         --
                 71,452   $499,275

   The Partnership has accepted an offer for the acquisition of Crown Point in the amount of $4,800,000. This price is below the 1998 appraised value of $5.95 million.

   The General Partners believe that the decrease in the value of the property is the result of a significant tenant that had occupied approximately 17% of the center and then vacated at the end of 1999.

   The carrying value of this property on December 31, 2001 is approximately $4,662,000 based on the purchase agreement price of $4,800,000. The purchase agreement was executed on February 1, 2002 with a third party, and the due diligence period expires on April 5, 2002.

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

   The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Strawberry Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Strawberry Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allowed the Partnership to continue to market the property and seek a greater sales price.

   In 2001, the Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.


(c)Sabal Palm Square ("Sabal Palm")

   On October 31, 1986, the Partnership and BREF 4 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 53% interest and BREF 4 has a 47% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992, and required payments of principal and interest based on a 30 year amortization schedule.

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,028,386 at December 31, 2001.

   Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had an 84% economic occupancy at December 31, 2001.

   In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for the rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and from January through March 2002, and is currently in default. The Partnership has filed suit against Winn Dixie and is pursuing its legal remedies against the tenant.

   On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its termination of the lease in April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

   The economic occupancy rate and average annual base rent per square foot at December 31, 2001 and 2000 were as follows:

                                       2001        2000
 Occupancy Rate                         84%         86%

 Average Annual Base
    Rent Per Square Foot              $5.94       $5.11


   Sabal Palm has two tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2001:

                           Annual    Lease
                Square      Base   Expiration   Renewal    Nature of
Tenant           Feet       Rent     Date       Options     Business
Winn-Dixie      41,983   $186,982   4/2005     5/5 yrs ea.  Food Store
Walgreens       13,000     81,252   4/2025(a)  2/5 yrs ea.  Drug Store
Others          19,325    181,243   Various      Various
Vacant          14,625         --
                88,933   $449,477

     (a) Tenant has a right to terminate lease at April, 2005.

   In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.2 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period.

   As a result of the two vacant anchor spaces representing more than 55,000 square feet of space or 62% of the property, this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to have Winn-Dixie "buy out" its remaining lease obligation at a discount and to use the proceeds to split its space into smaller more leaseable units in an effort to sublease either or both of the "dark" anchors. The Partnership has made material progress in this regard; but, no definitive conclusion has been reached. To the extent the Partnership is successful replacing Winn Dixie with smaller tenants, the redemizing of the anchor space will require a substantial investment by the Partnership into the property. Any such investment will be evaluated on the benefits to the Partnership including the increased potential value to the Partnership and the likelihood that the property will be sold sooner. In addition, the Partnership has approached the lender regarding allowing Winn-Dixie to buy out its lease and a potential extension of the loan maturity. In the third quarter of 2001, the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnership's request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to the liquidation basis of accounting of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

   In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to liquidation basis of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

   As of December 31, 2001, the Partnership has adjusted the carrying value of this property to the approximate outstanding mortgage loan.

   In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, at this time, there can be no assurance that the joint venture and this potential tenant will execute the lease as the terms are presented. Further, Walgreens has approached the joint venture with a proposal to sublease their space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

  None.

                               PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2001, there were approximately 605 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 2001 and 2000.

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

   On June 20, 2001, the Partnership received an unsolicited tender offer to purchase up to 4,950 of the outstanding Units for $100 per Unit. The offer was made by a group that currently beneficially owns the economic interests with respect to approximately 14.5% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to $120 per unit and the term was extended to October 1, 2001. As of October 1, 2001, 404 economic interests were transferred as a result of this tender offer. Upon completion of the Offer, the purchasers held an aggregate of approximately 1,842 economic interests, or approximately 19% of the outstanding total Units.

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

   In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties.
Combined withe prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation.


Property Status

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 84% at December 31, 2001 and 84% at December 31, 2000.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The carrying value of this property on December 31, 2001 is approximately $4,662,000 based on the purchase contract price of $4,800,000. This contract was executed on February 1, 2002 and is subject to a 45 day due diligence period.

   In 2001, the Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.

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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and December of 2001 and January through March, 2002. Winn-Dixie is currently in default and the Partnership is pursuing its legal remedies against the tenant.

   On August 7, 2000 Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

   In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period.

   As a result of the two vacant anchor spaces representing more than 55,000 square feet of space or 62% of the property, this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to have Winn-Dixie "buy out" its remaining lease obligation at a discount and to use the proceeds to split its space into smaller more leaseable units in an effort to sublease either or both of the "dark" anchors. The Partnership has made material progress in this regard; but, no definitive conclusion has been reached. To the extent the Partnership is successful replacing Winn-Dixie with smaller tenants, the redemizing of the anchor space will require a substantial investment by the Partnership into the property. Any such investment will be evaluated on the benefits to the Partnership including the increased potential value to the Partnership and the likelihood that the property will be sold sooner. In addition, the Partnership has approached the lender regarding allowing Winn-Dixie to buy out its lease and a potential extension of the loan maturity. In the third quarter of 2001, the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnership's request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to the liquidation basis of accounting of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

   In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to the liquidation basis of accounting of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

   In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, at this time, there can be no assurance that the joint venture and this potential tenant will execute the lease as the terms are presented. Further, Walgreens has approached the joint venture with a proposal to sublease their space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

   Due to the nonpayment of Winn-Dixie's rental obligations, the Partnership did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002, as a result, the Partnership is currently in default on its loan. However, the lender has taken no action and the twelve month extension currently being contemplated with the lender will include the Partnership's payment of all past due amounts.

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

   The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations. In particular, the retenanting of Sabal Palm, if successful, will require an additional capital investment by the Partnership.

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

Results of Operations for the years ended December 31, 2001 and
2000

   The Partnership generated net income of $456,000 for the year ended December 31, 2001 as compared to a net income of $364,000 for the same period in 2000. The $92,000 increase in net income is primarily the result of a decrease in total income of $79,000 offset by an increase in total expenses of $243,000. Minority interest share in Sabal Palm's net loss increased $138,000 and equity interest in Strawberry's net income increased $276,000.

   Total income for the year ended December 31, 2001 was $1,295,000 as compared to $1,374,000 for the same period in 2000. The $79,000 decrease in total income was primarily a result of a $27,000 decrease in rental income, a $20,000 decrease in interest income and a $32,000 decrease in other income. Rental income decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant at Sabal Palm. Interest income decreased as a result of the decline in interest rates. The decrease in other income was the result of a correction in the year 2000 relating to prior year's billings for certain tenants at the Partnership's shopping centers.

   Total expenses for the year ended December 31, 2001 were $1,176,000 as compared to $1,055,000 for the same period in 2000. The $121,000 increase in total expense was primarily a result of a $78,000 increase in bad debt expense and a $38,000 increase in repairs and maintenance. The increase in bad debt expense was primarily due to the Partnership recording an allowance for bad debts of approximately $76,000 from Winn-Dixie at the Sabal Palm property. The $38,000 increase in repairs and maintenance was due to a $17,000 increase at Crown Point and an $11,000 increase at Sabal Palm. The increase at Sabal Palm was mainly due to roof repairs. The increase at Crown Point was mainly due to parking lot repairs.

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

   Total expenses for the year ended December 31, 2000 were $1,055,000 as compared to $1,421,000 for the same period in 1999. The $366,000 decrease in total expenses was primarily a result of the cessation of depreciation expense in July 1999 as a result of the adoption of the liquidation basis of accounting. Additionally, contributing to the decline in expenses was a decline of $93,000 in repairs and maintenance primarily relating to a 1999 project to improve the appearance of the Crown Point Shopping Center.
Further, general and administrative expenses declined $107,000 between the periods primarily as a result of a decline in bad debt expense.

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

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

   On November 6, 2001 the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Deloitte & Touche LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. In the Partnership's fiscal years ended 1999 and 2000 and the subsequent interim period preceding the dismissal there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

   On November 7, 2001, the Partnership engaged Altschuler,
Melvoin and Glasser LLP as its independent accountant. Neither the Partnership (nor someone on its behalf) consulted Altschuler, Melvoin and Glasser LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

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

  Mr. Jerome J. Brault  . . . . .Chairman of the Board of Directors,
                                                  Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . . Treasurer and
                                                 Chief Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 68) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 41) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 35) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   The General Partners received a share of Partnership income or loss for 2001 and 2000.

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

  (e) Reports on Form 8-K.

  On November 6, 2001, the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Additionally on November 7, 2001 the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. This Form 8-K was dated November 6, 2001 and filed on November 14, 2001.


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

Dated: April 29, 2002


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Independent Auditors' Report . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2001 (Liquidation Basis) . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2001 to
December 31, 2001  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2000 to
December 31, 2000  (Liquidation Basis)  . . . . . . . . . . F-6

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000 (Liquidation Basis). . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . F-8

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                  INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Real Estate Fund L.P. 5


We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 5, as of December 31, 2001, and for the year then ended as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 2001, and the results of their operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Altschuler, Melvoin and Glasser LLP


Chicago, Illinois
February 8, 2002, except as to Note 4
 which is as of April 23, 2002








INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 5

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 5 and subsidiary for the year ended December 31, 2000 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Brauvin Real Estate Fund L.P. 5 and subsidiary for the year ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Chicago, Illinois
April 23, 2001



                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 2001

ASSETS
Real estate held for sale                              $ 7,689,875
Cash and cash equivalents                                  869,045
Tenant receivables                                          71,298
Investment in Strawberry Fields
  joint venture                                            175,244
Escrow deposits                                            276,694
Other assets                                                27,931

  Total Assets                                           9,110,087

LIABILITIES
Mortgage notes payable (Note 4)                          5,779,281
Accounts payable and accrued expenses                      170,727
Deferred gain on sale of real estate (Note 2)              504,085
Reserve for estimated costs during
  the period of liquidation (Note 2)                       190,315
Tenant security deposits                                    29,806
Due to affiliates                                            5,181

  Total Liabilities                                      6,679,395

MINORITY INTEREST IN
  SABAL PALM JOINT VENTURE                                  66,276

Net Assets in Liquidation                              $ 2,364,416









  See accompanying notes to consolidated financial statements.






       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
    JANUARY 1, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS)




Net assets in liquidation at January 1, 2001            $1,908,750

Income from operations                                     455,666

Net assets in liquidation at
  December 31, 2001                                     $2,364,416












  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
    JANUARY 1, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS)






Net assets in liquidation at
  January 1, 2000                                       $1,544,831

Income from operations                                     363,919

Net assets in liquidation at
  December 31, 2000                                     $1,908,750










  See accompanying notes to consolidated financial statements





             CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                      (LIQUIDATION BASIS)



                                            2001           2000
INCOME
Rental                                  $1,092,287     $1,119,627
Interest                                    27,479         47,294
Other, primarily tenant
  expense reimbursements                   174,914        207,209
Total income                             1,294,680      1,374,130

EXPENSES
Interest                                   488,164        499,393
Real estate taxes                          138,941        134,613
Repairs and maintenance                     66,877         29,346
Management fees (Note 5)                    77,156         87,995
Other property operating                    73,850         77,703
Bad debt expense                            77,595             --
General and administrative                 253,594        225,917
Total expenses                           1,176,177      1,054,967

Income before minority
  and equity interests                     118,503        319,163

Minority interest's
  share of Sabal Palm's
  net loss (income)                         85,214        (53,144)
Equity interest in
  Strawberry Fields Joint
  Venture's net income                     373,824         97,900
Income before adjustment
   to liquidation basis                    577,541        363,919
Adjustment to liquidation
   basis                                  (121,875)            --

Net income                              $  455,666      $ 363,919
Net income allocated
  to the General Partners               $    4,557      $   3,639
Net income allocated
  to the Limited Partners               $  451,109      $ 360,280
Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                          $    45.50      $   36.34

  See accompanying notes to consolidated financial statements.



                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 2001 and 2000

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

   The financial statements consolidate the accounts of Brauvin Real Estate Fund L.P. 5 (the "Partnership") and joint ventures in which the Partnership has a 50% interest or greater. Additionally, the Partnership has a 42% interest in another joint venture which is accounted for using the equity method of accounting.

   The Partnership was organized on June 28, 1985. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome
J. Brault. On August 8, 1997, Mr. Cezar M. Froelich resigned as an Individual General Partner effective 90 days from August 14, 1997. Brauvin Ventures Inc. is owned by A.G.E. Realty Corporation Inc. (50%) and by Messrs. Brault (beneficially) (25%) and Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

   The general partners of the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on March 1, 1985. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on June 28, 1985 and the Partnership was formed. The Partnership's offering closed on February 28, 1986. A total of $9,914,500 of Units were subscribed for and issued between March
1, 1985 and February 28, 1986 pursuant to the Partnership's public offering.

   Properties acquired by the Partnership either directly or indirectly through joint ventures are: (a) Crown Point, (b)
Strawberry Fields (which was sold in July 2001) and (c) Sabal Palm shopping centers.

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

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

   Consolidation of Joint Venture Partnership

   The Partnership owns a 53% interest in the Sabal Palm Joint Venture which owns Sabal Palm Shopping Center. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Sabal Palm Joint Venture. The minority interests of the consolidated joint venture is adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner Brauvin Real Estate Fund L.P. 4 ("BREF 4"). All significant intercompany balances and transactions have been eliminated.

   Investment in Joint Venture

   The Partnership owns a 42% equity interest in Strawberry Fields Joint Venture (Note 7). Strawberry Fields is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Strawberry Fields Joint Venture at estimated net realizable value using the equity method of accounting on a liquidation basis.

   Investment in Real Estate

   Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization expense were computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

   The Partnership records impairment charges to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2001, except as detailed in Note 2.

   Subsequent to the adoption of the liquidation basis of accounting (see Note 2), the Partnership adjusted its investment in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2001.

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

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

   The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.

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

   In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale and an increase in the adjustment to liquidation basis in the amount of $7,508 related to other than temporary decline in the value of real estate for the Sabal Palm property.

   In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale and deferred gain of $438,750 related to other than temporary decline in the value of real estate for the Crown Point property.

(3)  PARTNERSHIP AGREEMENT

   The Partnership Agreement (the "Agreement") provides that 99% of the net profits and losses from operations of the Partnership for each fiscal year shall be allocated to the Limited Partners and 1% of net profits and losses from operations shall be allocated to the General Partners. The net profit of the Partnership from the sale or other disposition of a Partnership property shall be allocated as follows: first, there shall be allocated to the General Partners the greater of: (i) 1% of such net profits; or
(ii) the amount distributable to the General Partners as Net Sale Proceeds from such sale or other disposition, as defined in the Agreement; and second, all remaining profits shall be allocated to the Limited Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: 99% of such net loss shall be allocated to the Limited Partners and 1% of such net loss shall be allocated to the General Partners.

   The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 2001 equaled $14,052,327.


(4)  MORTGAGE NOTES PAYABLE

   Mortgage notes payable at December 31, 2001 consist of the following:

                                            Interest     Date
                                             Rate        Due
Crown Point Shopping
  Center (a)              $2,750,895        7.55%         1/03
Sabal Palm Square
  Shopping Center (b)      3,028,386        8.93%         3/02
                          $5,779,281

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2002          $3,138,251
                                 2003           2,641,030
                                               $5,779,281

  (a) On December 28, 1995, the acquisition loan was paid in full when the Crown Point loan was refinanced by NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, and amortization based on a 20-year term with a maturity of January 1, 2003.

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

  The carrying value of Crown Point at December 31, 2001 was approximately $4,662,000.

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

  In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and December 2001, and is currently in default.

  On August 7, 2000 Sabal Palm was given official notice that Walgreens will vacate the space prior to its lease termination of April 30, 2025. Walgreens remains current on its rental obligations. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

  The Partnership has approached the lender regarding allowing Winn-Dixie to buy out its lease and a potential extension of the loan maturity. In the third quarter of 2001, the Partnership received notification that the lender would not agree to the Partnership's request.

  In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, at this time, there can be no assurance that the joint venture and this potential tenant will execute the lease as the terms are presented. Further, Walgreens has approached the joint venture with a proposal to sublease their space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

  As a result of the nonpayment of Winn-Dixie's rental obligations, the Partnership did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002.

  The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2001.


(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2001 and 2000 were as follows:

                                      2001          2000
  Management fees                   $77,156        $87,995
  Reimbursable office
     expenses                        96,367         88,173

   As of December 31, 2001, the Partnership had made all payments to affiliates, except for management fees of $5,181.


(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Years ended December 31,

       2002                      $1,054,774
       2003                         942,555
       2004                         701,488
       2005                         255,146
     2006                           171,460
       Thereafter                 1,729,108
       Total                     $4,854,531

   Contingent rental income (based upon tenant sales above certain amounts) approximated $40,655 and $139,581, in 2001 and 2000, respectively.

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from Food City, the anchor tenant of Crown Point, approximated 23.6% and 26.3% of rental income for the years ended December 31, 2001 and 2000, respectively. Minimum rentals received from Winn Dixie and Walgreens, the anchor tenants of Sabal, approximated 17.1% and 14.5% of rental income and 7.4% and 8.3% of rental income for the years ended December 31, 2001 and 2000, respectively.

(7)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                      (Liquidation Basis)
                                         December 31,
                                             2001

Cash and cash equivalents                  $  420,483
Other assets                                      337
                                              420,820

Other liabilities                               2,000
                                                2,000
Net assets in liquidation                  $  418,820





                                          Liquidation Basis
                                   For the period
                                    January 1, 2001     Year ended
                                     to July 20,        December 31,
                                        2001              2000

Rental income                          $458,587         $813,883
Other income                             63,268           77,417
                                        521,855          891,300
Mortgage and
 other interest                         197,377          364,068
Operating and
 administrative expenses                154,716          294,137
                                        352,093          658,205

Income before gain on sale              169,762          233,095

Gain on sale                            720,295               --

Net income                             $890,057         $233,095

  The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequently, the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allowed the Partnership to continue to market the property and seek a greater sales price.

  On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. Subsequently, the potential purchaser rescinded its offer.

  In 2001, the Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms (a tenant at Strawberry Fields) exercised its right of first refusal on the sale of the property. Accordingly, the Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

  On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.

(8)    SUBSEQUENT EVENT

  On February 1, 2002, the Partnership entered into an agreement to sell the Crown Point property for an aggregate consideration of $4,800,000. The agreement provides the prospective buyer a 45 day period to review the property and make a final determination if the property will be acquired by the prospective purchaser. Accordingly, there can be no assurance that the purchase will be consummated.

                        EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


                           Exhibit 21


Name of Subsidiary                            State of Formation

Brauvin Strawberry Fields
  Joint Venture                                     Florida

Brauvin Sabal Palm Joint Venture                    Florida

Brauvin/Crown Point L.P.                            Delaware