Form 10QSB
period 2002-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2002-06-05
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the three months ended           March 31, 2002

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

        Consolidated Statement of Net Assets in Liquidation
        as of March 31, 2002 (Liquidation Basis) . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2002 to
        March 31, 2002 (Liquidation Basis) . . . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2001 to
        March 31, 2001 (Liquidation Basis) . . . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        three months ended March 31, 2002 and 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27


                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form
10-KSB.


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2002 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                                $7,689,875
Cash and cash equivalents                                 1,155,603
Tenant receivable (net of an
  allowance of $86,593)                                      87,486
Escrow deposits                                             267,881
Other assets                                                 14,394

       Total Assets                                       9,215,239

LIABILITIES

Mortgage notes payable (Note 4)                           5,751,580
Accounts payable and accrued expenses                       234,323
Deferred gain on sale of real estate (Note 2)               504,085
Reserve for estimated costs during
  the period of liquidation                                 190,315
Tenant security deposits                                     31,222
Due to affiliates (Note 5)                                   17,558

       Total Liabilities                                  6,729,083

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                             75,634

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                               1,359

Net Assets in Liquidation                                $2,409,163








   See accompanying notes to consolidated financial statements


       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO MARCH 31, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2002             $2,364,416

Income from operations                                       44,747

Net assets in liquidation at March 31, 2002              $2,409,163












  See accompanying notes to consolidated financial statements




       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2001 TO MARCH 31, 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)





Net assets in liquidation at January 1, 2001             $1,908,750

Income from operations                                      104,926

Net assets in liquidation at March 31, 2001              $2,013,676











  See accompanying notes to consolidated financial statements



             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 2002 and 2001
                      (Liquidation Basis)
                          (Unaudited)

                                            2002           2001
INCOME
Rental                                    $274,241       $308,332
Interest                                       854         11,286
Other, primarily tenant
  expense reimbursements                    31,335         35,892
Total income                               306,430        355,510

EXPENSES
Interest                                   118,893        121,943
Real estate taxes                           34,735         33,950
Repairs and maintenance                      6,845         18,330
Management fees (Note 5)                    17,558         21,465
Other property operating                    19,946         24,738
Bad debt expense                           (24,536)           300
General and administrative                  78,884         62,506
Total expenses                             252,325        283,232

Income before minority
  and equity interests                      54,105         72,278

Minority interest's
  share of Sabal Palm's
  net income                                (9,358)        (2,977)

Equity interest in
  Strawberry Fields Joint
  Venture's net income                          --         35,625

Net income                                $ 44,747       $104,926

Net income allocated
  to the General Partners                 $    447       $  1,049

Net income allocated
  to the Limited Partners                 $ 44,300       $103,877

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $   4.47       $  10.48

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2002.

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

  Consolidation of Joint Venture Partnership

  The Partnership owns a 53% interest in the Sabal Palm Joint Venture, which owns Sabal Palm Shopping Center. The accompanying financial statements include 100% of the assets, liabilities, operations and partners' capital of Sabal Palm Joint Venture. The minority interest of the consolidated joint venture is adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner Brauvin Real Estate Fund L.P. 4 ("BREF 4"). All significant intercompany balances and transactions have been eliminated.

  Investment in Joint Venture

  The Partnership owns a 42% equity interest in Strawberry Fields
Joint Venture (Note 6). The accompanying financial statements include the investment in Strawberry Fields Joint Venture at estimated net realizable value using the equity method of accounting on a liquidation basis.

  Investment in Real Estate

  Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost, including acquisition costs, leasing commissions, and tenant improvements, and net of impairment losses. Depreciation and amortization expense were computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

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

  The Partnership maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. Management believes the Partnership is not exposed to any significant credit risk related to cash or cash equivalents.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at March 31, 2002.

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

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable values and liabilities were adjusted to their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

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

  In management's judgement no adjustments are required to real estate held for sale in 2002.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 2002 equaled $14,300,190.
(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2002 consist of the following:

                                          Interest    Date
                                            Rate       Due
Crown Point Shopping
  Center (a)               $2,723,194      7.55%      1/03
Sabal Palm Square
  Shopping Center (b)       3,028,386      8.93%      4/03
                           $5,751,580

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2002          $  134,835
                                 2003           5,616,745
                                               $5,751,580

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

  The carrying value of Crown Point at March 31, 2002 was approximately $4,662,000.

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

  On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and was scheduled to mature on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  In the second  quarter of 1998, Winn-Dixie vacated its space at
the center.   Winn-Dixie failed to timely pay its rental obligation
for November and December 2001 and January through March 2002.

  On August 7, 2000 Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2025. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The General Partners are considering potential lease buyout and potential releasing strategies for this tenant.

  In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, the tenant has withdrawn from the negotiations. Further, Walgreens has approached the joint venture with a proposal to sublease its space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

  Due to the nonpayment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. However, the lender took no foreclosure action and the twelve month extension (as detailed above) with the lender included the joint venture's payment of all past due amounts thus curing the default.

  The carrying value of Sabal Palm approximated $3,028,000 at March
31, 2002.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                     2002            2001
  Management fees                   $17,558        $21,465
  Reimbursable office
     expenses                        25,370         23,857

   As of March 31, 2002, the Partnership had made all payments to affiliates, except for management fees of $17,558.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                               March 31,
                                                 2002
                                          (Liquidation Basis)
Other assets                                  $   337

Other liabilities                               2,000
Net liabilities in liquidation                $ 1,663


       For the three months ended March 31,
                                  (Liquidation Basis)
                                           2001
Rental income                            $206,144
Other income                               24,330
                                          230,474
Mortgage and
 other interest                            89,093
Operating and
 administrative expenses                   56,560
                                          145,653

Net income                               $ 84,821

   In 2001, the joint venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms (a tenant at Strawberry Fields) exercised its right of first refusal on the sale of the property. Accordingly, the joint venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Fields Joint Venture received net sales proceeds of approximately $299,000.


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

   The Partnership intends to sell the properties under a closed bid process, which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

   In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties.
Combined with prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation. Subsequent to the end of the second quarter, the Partnership engaged a new brokerage firm to assist in the marketing of the Partnership's properties for sale. The brokerage firm is national in scope and one of the largest real estate investment brokers in the country. The terms of the engagement are substantially similar to the terms previously negotiated.

Property Status

   Crown Point

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 89% at March 31, 2002 and 82% at March 31, 2001.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The carrying value of this property on December 31, 2001 is approximately $4,662,000 based on the purchase contract price of $4,800,000. This contract was executed on February 1, 2002 and is subject to a 45 day due diligence period. In March 2002, the proposed purchaser requested and the Partnership granted an extension of the proposed purchaser's due diligence. The purchaser is currently conducting additional environment studies on the property as part of its due diligence investigation of the property. Results of the investigation is not known at this time. However, there can be no assurances that the sale will ultimately be completed.

   In 2001, the Strawberry Fields Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Fields Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and was scheduled to mature on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

   In the second  quarter of 1998, Winn-Dixie vacated its space at
the center.   Winn-Dixie failed to timely pay its rental obligation
for November and December 2001 and January through March, 2002.

   On August 7, 2000 Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2025. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The General Partners are considering potential lease buyout and potential releasing strategies for this tenant.

   In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million.

   As a result of the two vacant anchor spaces representing more than 55,000 square feet of space or 62% of the property, Sabal Palm has proved very difficult to sell. The Partnership is continuing
to market this property for sale.   To the extent the Partnership
is successful replacing Winn-Dixie with smaller tenants, the redemizing of the anchor space will require a substantial investment by the Partnership into the property. Any such investment will be evaluated on the benefits to the Partnership including the increased potential value to the Partnership and the likelihood that the property will be sold sooner.

  As a result of Winn-Dixie's lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

   In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to liquidation basis of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

   In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, the tenant has withdrawn from the negotiation. Further, Walgreens has approached the joint venture with a proposal to sublease its space in Sabal Palm to another retail tenant. The joint venture is currently reviewing this proposal.

   Due to the nonpayment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. However, the lender took no foreclosure action and the twelve month extension (as detailed above) with the lender included the joint venture's payment of all past due amounts thus curing the default.

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2002.

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

   On June 20, 2001, the Partnership received an unsolicited tender offer to purchase up to 4,950 of the outstanding Units for $100 per Unit. The offer was made by a group that currently beneficially owns the economic interests with respect to approximately 14.5% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to $120 per unit and the term was extended to October 1, 2001. As of October 1, 2001, 404 economic interests were transferred as a result of this tender offer. Upon completion of the Offer, the purchasers held an aggregate of 1,842 economic interests, or approximately 19% of the outstanding total Units.

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

   The General Partners further informed the Limited Partners that, for those investors who were primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

Results of Operations

   The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions.

   These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates have generally been less than they were when the properties were acquired.

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

   An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee, which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners' opinion, comparable to fees that would be paid to independent third parties.

Results of Operations - Three months ended March 31, 2002 and 2001 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $45,000 for the period ended March 31, 2002 as compared to net income of $105,000 for the same period in 2001.

   Total income for the period ended March 31, 2002 was $306,000 as compared to $356,000 for the same period in 2001. The $50,000 decrease in total income was primarily a result of a $34,000 decrease in rental income and a $10,000 decrease in interest income. Rental income decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant at Sabal Palm. The decline in interest income is associated with a decline in interest rates on the Partnership's investments.

   Total expenses for the period ended March 31, 2002 were $252,000 as compared to $283,000 for the same period in 2001. The $31,000 decrease in expense is the result of a $25,000 decrease in bad debt and an $11,000 decrease in repairs and maintenance. Partially offsetting these decreases is an increase in general and administrative expense of $16,000 mainly due to legal fees. Bad debt expense decreased as a result of the allowance for certain tenant items that had been previously estimated to be uncollectible. Repairs and maintenance decreased as a result of significant roof repairs that were done at Sabal Palm in the prior period while only minor repairs were completed in 2002.


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

                         DATE:  June 4, 2002


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  June 4, 2002