Form 10QSB
period 2002-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2002-08-27
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the six months ended           June 30, 2002

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

        Consolidated Statement of Net Assets in Liquidation
        as of June 30, 2002 (Liquidation Basis). . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2002 to
        June 30, 2002 (Liquidation Basis). . . . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2001 to
        June 30, 2001 (Liquidation Basis). . . . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        six months ended June 30, 2002 and 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

        Consolidated Statements of Operations for the
        three months ended June 30, 2002 and 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 8


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

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .28

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .28

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .28

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29
                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form
10-KSB.


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               JUNE 30, 2002 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                                $7,711,567
Cash and cash equivalents                                   990,784
Tenant receivable (net of an
  allowance of $6,652)                                       50,172
Escrow deposits                                             670,145
Other assets                                                  1,599

       Total Assets                                       9,424,267

LIABILITIES

Mortgage notes payable (Note 4)                           5,695,064
Accounts payable and accrued expenses                       146,175
Deferred gain on sale of real estate (Note 2)               525,777
Reserve for estimated costs during
  the period of liquidation                                 190,315
Tenant security deposits                                     36,322
Due to affiliates (Note 5)                                   11,696

       Total Liabilities                                  6,605,349

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                            217,381

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                               1,359

Net Assets in Liquidation                                $2,600,178








  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO JUNE 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)





Net assets in liquidation at January 1, 2002             $2,364,416

Income from operations                                      235,762

Net assets in liquidation at June 30, 2002               $2,600,178












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












  See accompanying notes to consolidated financial statements



             CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                       LIQUIDATION BASIS
                          (Unaudited)

                                            2002           2001
INCOME
Rental                                    $507,619       $575,108
Lease termination fee                      300,000             --
Interest                                     3,152         19,367
Other, primarily tenant
  expense reimbursements                    74,385         70,188
Total income                               885,156        664,663

EXPENSES
Interest                                   237,208        243,915
Real estate taxes                           69,471         67,308
Repairs and maintenance                     18,668         38,261
Management fees (Note 5)                    37,837         40,774
Other property operating                    69,422         40,522
Bad debt expense (recovery)                (43,932)           500
General and administrative                 156,615        105,828
Total expenses                             545,289        537,108

Income before minority
  and equity interests                     339,867        127,555

Minority interest's
  share of Sabal Palm's
  net income                              (104,105)        (2,019)

Equity interest in
  Strawberry Fields Joint
  Venture's net income                          --         61,056

Net income                               $ 235,762       $186,592

Net income allocated
  to the General Partners                $   2,358       $  1,866

Net income allocated
  to the Limited Partners                $ 233,404       $184,726

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                           $   23.54       $  18.63

  See accompanying notes to consolidated financial statements.





                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                            2002           2001
INCOME
Rental                                    $233,378       $266,776
Lease termination fee                      300,000             --
Interest                                     2,298          8,081
Other, primarily tenant
  expense reimbursements                    43,050         34,296
Total income                               578,726        309,153

EXPENSES
Interest                                   118,315        121,972
Real estate taxes                           34,736         33,358
Repairs and maintenance                     11,823         19,931
Management fees (Note 5)                    20,279         19,309
Other property operating                    49,476         15,784
Bad debt expense                           (19,396)           200
General and administrative                  77,731         43,322
Total expenses                             292,964        253,876

Income before minority
  and equity interests                     285,762         55,277

Minority interest's
  share of Sabal Palm's
  net (income) loss                        (94,747)           958

Equity interest in
  Strawberry Fields Joint
  Venture's net income                          --         25,431

Net income                               $ 191,015       $ 81,666

Net income allocated
  to the General Partners                $   1,910       $    817

Net income allocated
  to the Limited Partners                $ 189,105       $ 80,849

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                           $   19.07       $   8.15

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

  Properties acquired by the Partnership either directly or indirectly through joint ventures are: (a) Crown Point, (b)
Strawberry Fields (which was sold in July 2001) and (c) Sabal Palm Shopping Center.


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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2002.

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

  Consolidation of Special Purpose Entity

  The Partnership has one special purpose entity ("SPE"), Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. The creation of the SPE did not affect the Partnership's economic ownership of the property. On July 2, 2002, Crown Point which was owned by the SPE was sold for a contract price of $4,800,000, with net proceeds to the Partnership of approximately $2,084,000.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at June 30, 2002.

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

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was effective for years beginning after June 15, 2002. SFAS requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

  In the second quarter of 2001, the Partnership recorded reductions in real estate held for sale and deferred gain of $259,350 related to an other than temporary decline in the value of real estate for the Crown Point property.

  In the third quarter of 2001, the Partnership recorded a reduction in real estate held for sale and an increase in the adjustment to liquidation basis in the amount of $114,367 related to an other than temporary decline in the value of real estate for the Sabal Palm property.

  In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale and an increase in the adjustment to liquidation basis in the amount of $7,508 related to an other than temporary decline in the value of real estate for the Sabal Palm property.

  In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale and deferred gain of $438,750 related to an other than temporary decline in the value of real estate for the Crown Point property.

  As a result of the contract for sale of Crown Point(which was sold in July, 2002), the Partnership's investment in real estate held for sale and the deferred gain on sale of real estate were each increased $21,692 in the second quarter of 2002.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 2002 equaled $14,548,053.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2002 consist of the following:

                                              Interest    Date
                                               Rate        Due
Crown Point Shopping
  Center (a)                  $2,694,967      7.55%       1/03
Sabal Palm Square
  Shopping Center (b)          3,000,097      8.93%       4/03
                              $5,695,064

  Each shopping center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2002          $   78,319
                                 2003           5,616,745
                                               $5,695,064

  (a) On December 28, 1995, the acquisition loan was paid in full when the Crown Point loan was refinanced by NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, and amortization based on a 20-year term with a maturity of January 1, 2003.

  As a precondition to the financing, the successor lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions of Brauvin/Crown Point L.P. are subordinated to the Partnership which effectively precludes any distributions from the SPE to affiliates of the General Partners. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

  The carrying value of Crown Point at June 30, 2002 was approximately $4,683,000.

  On July 2, 2002, Crown Point was sold for a contract price of $4,800,000.

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

  On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens have reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture has entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

  In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However the tenant has withdrawn from the negotiations.

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

  The carrying value of Sabal Palm approximated $3,028,000 at June
30, 2002.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                     2002            2001
  Management fees                   $37,837        $40,774
  Reimbursable office
     expenses                        48,170         45,157

   As of June 30, 2002, the Partnership had made all payments to affiliates, except for reimbursable office expense of $7,600 and management fees of $4,096.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                              June 30,
                                               2002
                                          (Liquidation Basis)
Other assets                                  $   337

Other liabilities                               2,000
Net liabilities in liquidation                $ 1,663


             For the six months ended June 30,2001
                      (Liquidation Basis)

Rental income                            $415,464
Other income                               42,803
                                          458,267
Mortgage and
 other interest                           177,387
Operating and
 administrative expenses                  135,509
                                          312,896

Net income                              $ 145,371

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

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

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

Property Status

   Crown Point

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 89% at June 30, 2002 and 91% at June 30, 2001.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The carrying value of this property on December 31, 2001 was approximately $4,662,000 based on the purchase contract price of $4,800,000. This contract was executed on February 1, 2002 and is subject to a 45 day due diligence period. In March 2002, the proposed purchaser requested and the Partnership granted an extension of the proposed purchaser's due diligence. The property was sold July 2, 2002 for a contract price of $4,800,000. After repayment of the mortgage and related sales costs the Partnership received approximately $2,084,000 in net sales proceeds.

   Strawberry Fields Joint Venture

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

   On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens have reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture has entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

   In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million.

   As a result of the two anchor spaces prior vacancy and recent transition representing more than 55,000 square feet of space or 62% of the property, Sabal Palm has proved very difficult to sell. The Partnership is continuing to market this property for sale.
The Partnership's replacing Winn-Dixie and redemizing of the anchor space is requiring a substantial investment by the Partnership into the property. This investment has been evaluated on the benefits to the Partnership including the increased potential value to the Partnership and the likelihood that the property will be sold sooner.

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

   In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However the tenant has withdrawn from the negotiations.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2002.

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

Results of Operations - Six months ended June 30, 2002 and 2001
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $236,000 for the period ended June 30, 2002 as compared to net income of $187,000 for the same period in 2001.

   Total income for the period ended June 30, 2002 was $885,000 as compared to $665,000 for the same period in 2001. The $220,000 increase in total income was primarily a result of a $300,000 increase in lease termination fees, a $67,000 decrease in rental income, a $16,000 decrease in interest income and a $4,000 increase in other income. The increase in termination fees is the result of a lease termination at the Sabal Palm property. Rental income decreased primarily as a result or a decline in percentage rents earned which related to a vacated anchor tenant at Sabal Palm. The decline in interest income is associated with a decline in interest rates on the Partnership's investments.

   Total expenses for the period ended June 30, 2002 were $545,000 as compared to $537,000 for the same period in 2001. The $8,000 increase in expense is the result of an increase in general and administrative expense of $51,000 mainly due to legal fees and a $29,000 increase in operating expense. Offsetting these increases is a $44,000 decrease in bad debt and an $20,000 decrease in repairs and maintenance. Bad debt expense decreased as a result of the allowance for certain tenant items that had been previously estimated to be uncollectible. Repairs and maintenance decreased as a result of significant roof repairs that were done at Sabal Palm in the prior period while only minor repairs were completed in 2002.

Results of Operations - Three months ended June 30, 2002 and 2001
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $191,000 for the period ended June 30, 2002 as compared to net income of $82,000 for the same period in 2001.

   Total income for the three months ended June 30, 2002 was $579,000 as compared to $309,000 for the same period in 2001. The $270,000 increase in total income was primarily a result of a lease termination fee increase as a result of a $300,000 fee at the Sabal Palm property partially offset by a $34,000 decrease in rental income and a $6,000 decrease in interest income. Rental income decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant at Sabal Palm. The decline in interest income is associated with a decline in interest rates on the Partnership's investments.

   Total expenses for the three months ended June 30, 2002 were $293,000 as compared to $254,000 for the same period in 2001. The $39,000 increase in expense an increase in general and administrative expense of $34,000 mainly due to legal fees and a $34,000 increase in operating expense offset by a $20,000 decrease in bad debt and an $8,000 decrease in repairs and maintenance.
Bad debt expense decreased as a result of the allowance for certain tenant items that had been previously estimated to be uncollectible. Repairs and maintenance decreased as a result of significant roof repairs that were done at Sabal Palm in the prior period while only minor repairs were completed in 2002.


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

                Exhibit 99.  Certification of Officers.



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

                         DATE:  August 26, 2002


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 26, 2002




                           Exhibit 99

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 5


The undersigned, being the duly elected Chief Executive Officer of Brauvin Ventures, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin Real Estate Fund L.P. 5 (the "Partnership"), and further certifies that to the best of his knowledge:

     1. The Form 10-QSB for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of
            Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 26th day of August, 2002.




             /s/ Jerome J. Brault

            Jerome J. Brault
            Chief Executive Officer





           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 5


The undersigned, being the duly elected Chief Financial Officer of Brauvin Ventures, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin Real Estate Fund L.P. 5 (the "Partnership"), and further certifies that to the best of his knowledge:

     1. The Form 10-QSB for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of
            Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 26th day of August, 2002.




             /s/ Thomas E. Murphy

            Thomas E. Murphy
            Chief Financial Officer