Form 10QSB
period 2002-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2002-11-15
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the nine months ended           September 30, 2002


                                or

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

        Consolidated Statement of Net Assets in Liquidation
        as of September 30, 2002 (Liquidation Basis) . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2002 to
        September 30, 2002 (Liquidation Basis) . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2001 to
        September 30, 2001 (Liquidation Basis) . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        nine months ended September 30, 2002 and 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

        Consolidated Statements of Operations for the
        three months ended September 30, 2002 and 2001
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 8


        Notes to Consolidated Financial Statements . . . . . . . . . 9

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .20

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . .28

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30



                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form
10-KSB.


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2002 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                                $3,028,375
Cash and cash equivalents                                 3,053,774
Tenant receivable (net of an
  allowance of $350)                                         23,937
Escrow deposits                                             442,458
Other assets                                                    383

       Total Assets                                       6,548,927

LIABILITIES

Mortgage notes payable (Note 4)                           2,988,363
Accounts payable and accrued expenses                       155,567
Deferred gain on sale of real estate (Note 2)                    --
Reserve for estimated costs during
  the period of liquidation                                 190,315
Tenant security deposits                                     17,461
Due to affiliates (Note 5)                                   13,760

       Total Liabilities                                  3,365,466

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                            177,777

SHARE OF ACCUMULATED LOSSES IN EXCESS
  OF INVESTMENT IN STRAWBERRY FIELDS
  JOINT VENTURE                                               1,359

Net Assets in Liquidation                                $3,004,325







  See accompanying notes to consolidated financial statements




       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)





Net assets in liquidation at January 1, 2002             $2,364,416

Income from operations                                      121,112
Gain on sale of property                                    518,797

Net assets in liquidation
  at September 30, 2002                                  $3,004,325


















  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2001             $1,908,750

Net income                                                  429,714

Net assets in liquidation
  at September 30, 2001                                  $2,338,464




















  See accompanying notes to consolidated financial statements


             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                       LIQUIDATION BASIS
                          (Unaudited)

                                            2002           2001
INCOME
Rental                                   $ 651,628       $831,895
Lease termination fee                      300,000             --
Interest                                    11,351         24,942
Other, primarily tenant
  expense reimbursements                    91,893        105,747
Total income                             1,054,872        962,584

EXPENSES
Interest                                   322,619        365,868
Real estate taxes                           91,180        102,294
Repairs and maintenance                    138,046         54,772
Management fees (Note 5)                    47,771         57,934
Other property operating                    89,445         58,324
Bad debt (recovery) expense                (40,207)        27,600
General and administrative                 243,905        187,666
Total expenses                             892,759        854,458

Income before minority
  and equity interests                     162,113        108,126

Minority interest's
  share of Sabal Palm's
  net (loss) income                        (41,001)        62,342

Equity interest in
  Strawberry Fields Joint
  Venture's net income                          --        373,613

Income before adjustment to
  liquidation basis and
  sale of property                         121,112        544,081

Adjustment to liquidation basis                 --       (114,367)

Gain on sale of property                   518,797             --
Net income                               $ 639,909       $429,714

Net income allocated
  to the General Partners                $   6,399       $  4,297

Net income allocated
  to the Limited Partners                $ 633,510       $425,417

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                           $   63.90       $  42.91

  See accompanying notes to consolidated financial statements.




             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                       LIQUIDATION BASIS
                          (Unaudited)

                                            2002           2001
INCOME
Rental                                    $144,009       $256,787
Interest                                     8,199          5,575
Other, primarily tenant
  expense reimbursements                    17,508         35,559
Total income                               169,716        297,921

EXPENSES
Interest                                    85,411        121,953
Real estate taxes                           21,709         34,986
Repairs and maintenance                    119,378         16,511
Management fees (Note 5)                     9,934         17,160
Other property operating                    20,023         17,802
Bad debt expense                             3,725         27,100
General and administrative                  87,290         81,838
Total expenses                             347,470        317,350

Loss before minority
  and equity interests                    (177,754)       (19,429)

Minority interest's
  share of Sabal Palm's
  net income                                63,104         64,361

Equity interest in
  Strawberry Fields Joint
  Venture's net income                          --        312,557

(Loss) income before adjustment
  to liquidation basis and
  sale of property                        (114,650)       357,489

Adjustment to liquidation basis                 --       (114,367)
Gain on sale of property                   518,797

Net income                                $404,147       $243,122

Net income allocated
  to the General Partners                 $  4,041       $  2,431

Net income allocated
  to the Limited Partners                 $400,106       $240,691

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $  40.36       $  24.28

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

  Properties acquired by the Partnership either directly or indirectly through joint ventures are: (a) Crown Point (which was sold in July 2002), (b) Strawberry Fields (which was sold in July
2001) and (c) Sabal Palm Shopping Center.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2002.

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

  Consolidation of Special Purpose Entity

  The Partnership has one special purpose entity ("SPE"), Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. The creation of the SPE did not affect the Partnership's economic ownership of the property. On July 2, 2002, Crown Point which was owned by the SPE was sold for a contract price of $4,800,000, net proceeds to the Partnership, after repayment of the mortgage and costs of the sale, were approximately $1,981,000.

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

  Investment in Joint Venture

  The Partnership owns a 42% equity interest in Strawberry Fields
Joint Venture which until the property was sold in July 2001, owned Strawberry Fields (Note 6). The accompanying financial statements include the investment in Strawberry Fields Joint Venture at estimated net realizable value using the equity method of accounting on a liquidation basis.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at September 30, 2002.

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

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 has a significant impact on its financial statements.

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

  As a result of the contract for sale of Crown Point(which was sold in July, 2002), the Partnership's investment in real estate held for sale and the deferred gain on sale of real estate were each increased $21,692 in the second quarter of 2002. In July, 2002 the Partnership's investment in real estate held for sale and the deferred gain on the sale or real estate were reduced by $4,683,192 and $525,777, respectively as a result of the Crown Point sale.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 2002 equaled $14,795,916.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2002 consist of the following:

                                           Interest     Date
                                            Rate        Due
Crown Point Shopping
  Center (a)              $       --
Sabal Palm Square
  Shopping Center (b)      2,988,363        8.93%       4/03
                          $2,988,363

  Sabal Palm Square Shopping Center serves as collateral under its respective nonrecourse debt obligation.

Maturities of the mortgage notes payable are as follows:

                                 2002          $   16,466
                                 2003           2,971,897
                                               $2,988,363

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

  On July 2, 2002, Crown Point was sold for a contract price of $4,800,000 and the mortgage was paid in full.

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

  The carrying value of Sabal Palm approximated $3,028,000 at September 30, 2002.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2002 and 2001 were as follows:

                                 2002            2001
  Management fees               $47,771        $57,934
  Reimbursable office
     expenses                    74,935         67,957

   As of September 30, 2002, the Partnership had made all payments to affiliates, except for a deposit error of $12,224 and management fees of $1,536.

(6)  EQUITY INVESTMENT

   The Partnership owns a 42% interest in Strawberry Fields Joint
Venture, located in West Palm Beach, Florida, and accounts for its investment under the equity method. The following are condensed financial statements for Strawberry Fields Joint Venture:

                                            September 30,
                                                2002
                                         (Liquidation Basis)
Other assets                                   $  337

Other liabilities                               2,000
Net liabilities in liquidation                 $1,663

          For the nine months ended September 30,2001
                      (Liquidation Basis)

Rental income                           $ 458,587
Other income                              782,538
                                        1,241,125
Mortgage and
 other interest                           197,377
Operating and
 administrative expenses                  154,191
                                          351,568
Net income                              $ 889,557

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

Property Status

   Crown Point

   The anchor tenant at Crown Point is Food City. The overall occupancy level at Crown Point was 89% at September 30, 2002 and 91% at September 30, 2001.

    On December 28, 1995, the loan balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The carrying value of this property on December 31, 2001 was approximately $4,662,000 based on the purchase contract price of $4,800,000. This contract was executed on February 1, 2002 and is subject to a 45 day due diligence period. In March 2002, the proposed purchaser requested and the Partnership granted an extension of the proposed purchaser's due diligence. The property was sold July 2, 2002 for a contract price of $4,800,000. After repayment of the mortgage and related sales costs the Partnership received approximately $1,981,000 in net sales proceeds.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2002.

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

Results of Operations - Nine months ended September 30, 2002 and
2001  (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $640,000 for the period ended September 30, 2002 as compared to net income of $430,000 for the same period in 2001. The $210,000 increase was mainly the result of a $519,000 gain on the sale of Crown Point in July 2002, partially offset by an increase of $103,000 in minority interests share of Sabal Palm's net income and a decrease of $374,000 in the Partnership's equity interest in Strawberry Fields Shopping Center's net income (primarily as a result of its sale in July
2001).

   Total income for the period ended September 30, 2002 was $1,055,000 as compared to $963,000 for the same period in 2001.
The $92,000 increase in total income was primarily a result of a $300,000 increase in lease termination fees partially offset by a $180,000 decrease in rental income, a $14,000 decrease in interest income and a $14,000 decrease in other income. The increase in termination fees is the result of a lease termination at the Sabal Palm property. Rental income decreased primarily as a result of the sale of the Crown Point property in July 2002. The decline in interest income is associated with a decline in interest rates on the Partnership's investments.

   Total expenses for the period ended September 30, 2002 were $893,000 as compared to $854,000 for the same period in 2001. The $39,000 increase in expense is the result of an increase in repairs and maintenance of $83,000 and an increase in general and administrative expense of $56,000. Partially offsetting these increases in expenses was a decrease in bad debt expense of $68,000
and a decrease in interest expense of $43,000.   Repairs and
maintenance expense increased as a result of getting Sabal Palm
ready for Sav A Lot's occupancy.   General and administrative
expense increased mainly due to legal fees associated with the termination of the Winn-Dixie lease at Sabal Palm. Bad debt expense decreased as a result of the collection of an allowance for certain tenant items that had been previously estimated to be uncollectible. Interest expense decreased primarily relating to the repayment of the Crown Point mortgage upon the sale of the property.

Results of Operations - Three months ended September 30, 2002 and
2001  (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $404,000 for the period ended September 30, 2002 as compared to net income of $243,000 for the same period in 2001. The $161,000 increase was mainly the result of a $519,000 gain on the sale of Crown Point in July 2002, partially offset by a decrease of $313,000 in the Partnership's equity interest in Strawberry Fields Shopping Center's net income (primarily as a result of its sale in July 2001).

   Total income for the three months ended September 30, 2002 was $170,000 as compared to $298,000 for the same period in 2001. The $128,000 decrease in total income was primarily a result of a $113,000 decrease in rental income and a $18,000 decrease in other tenant income. Rental income and other tenant income decreased primarily as a result of a decline in rents from Crown Point as a result of its sale in July 2002.

   Total expenses for the three months ended September 30, 2002 were $347,000 as compared to $317,000 for the same period in 2001. The $30,000 increase in expense is a result of an increase in repairs and maintenance expense of $103,000 partially offset by a decrease of $37,000 in interest expense, a decrease of $23,000 in bad debt expense and a decrease of $13,000 in real estate tax expense. Repairs and maintenance expense increased as a result of getting Sabal Palm ready for Sav A Lot's occupancy. Interest expense decreased primarily relating to the repayment of the Crown Point mortgage upon the sale of the property. Bad debt expense decreased as result of a lower level of aged receivables that appear to be uncollectible in 2002 when compared to 2001. Real estate tax expense decreased as a result of the Crown Point sale.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

   Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

   There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.



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

                         DATE:  November 14, 2002


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 14, 2002





        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P. 5;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                    BY: Brauvin Ventures, Inc.
                        Corporate General Partner of
                        Brauvin Real Estate Fund L.P. 5

                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: November 14, 2002





        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P 5.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 5




              BY:/s/ Thomas E. Murphy
              Thomas E. Murphy
              Chief Financial Officer and Treasurer

              DATE: November 14, 2002




                          Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Real Estate Fund L.P. 5.



                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 5


                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors and President

                         DATE:  November 14, 2002


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 14, 2002