Form 10KSB
period 2002-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2003-04-14
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,168,893.

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


                 BRAUVIN REAL ESTATE FUND L.P. 5
                  2002 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .12

                             PART II
Item 5. Market for the Issuer's Limited Partnership
        Interests and Related Security Holder Matters. . . . . . . .13

Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .13

Item 7. Consolidated Financial Statements and
        Supplementary Data . . . . . . . . . . . . . . . . . . . . .22

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . .22

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

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . . .25

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . . .25

Item 12.Certain Relationships and Related Transactions . . . . . . .26

Item 13.Controls and Procedures. . . . . . . . . . . . . . . . . . .27


Item 14.Exhibits, Consolidated Financial Statements and
        Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .27


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

   In 2001, Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. Syms (a tenant at Strawberry Fields) exercised its right of first refusal on the sale of the property. Accordingly, Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

   On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, Strawberry Joint Venture received net sales proceeds of approximately $299,000.

   On July 2, 2002, Crown Point was sold for a contract price of $4,800,000. At closing the Partnership received approximately
$2,084,000 in net proceeds and recognized a gain on sale of approximately $519,000.

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

   Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to approximately $10.28 per square foot in 2002.

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

   The following is a summary of the real estate and improvements owned by the Partnership at January 1, 2001, and subsequent transactions related thereto.

(a) Crown Point Shopping Center ("Crown Point")

   On September 12, 1985, the Partnership acquired Crown Point, an approximately 71,500 square foot shopping center located in Kingsport, Sullivan County, Tennessee. Crown Point was composed of a main building, constructed in two phases, and two out parcel buildings of approximately 6,500 square feet. Phase I of Crown Point and one out parcel building were completed in 1984. Phase II of Crown Point and the other out parcel building were completed in 1985. The anchor tenant was a Food City grocery. Burger King, a division of Grand Metropolitan PLC, was located in one of the out parcel buildings which was also owned by the Partnership.

   The Partnership purchased Crown Point for $5,341,696 of which approximately $1,775,000 was paid in cash at closing and the balance by assuming an existing first mortgage loan of $3,566,696. On December 28, 1995, the loan balance was paid in full when the Crown Point property was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, and amortization based on a 20-year term with a maturity of January 1, 2003.

   On July 2, 2002, Crown Point was sold for a contract price of $4,800,000 and the mortgage was paid in full. After repayment of the mortgage and related sales costs, the Partnership received approximately $2,084,000 in net sales proceeds and recognized a gain on the sale of approximately $519,000.


(b) Strawberry Fields Shopping Center ("Strawberry Fields")

   On December 12, 1985, the Partnership and Brauvin Real Estate Fund L.P. 4 ("BREF 4"), an affiliated public real estate limited partnership, formed a joint venture (the "Strawberry Joint Venture") to purchase Strawberry Fields located in West Palm Beach, Florida for $9,875,000. The Partnership had a 42% interest in the joint venture which owned Strawberry Fields and BREF 4 had a 58% interest in the joint venture which owned Strawberry Fields. The purchase was funded with $3,875,000 cash at closing and $6,000,000 from the proceeds of a first mortgage loan.

   In February 1993, Strawberry Joint Venture finalized a refinancing (the "Refinancing") of the first mortgage loan on Strawberry Fields with the lender.

   Effective October 1, 1998, Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, April 1, 2002, the interest rate was reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

   In 2001, Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. Syms (a tenant at Strawberry Fields) exercised its right of first refusal on the sale of the property. Accordingly, Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

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

   Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in
1985 and is anchored by a Sav A Lot and Walgreens.   Sabal Palm has
several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had a 56% economic occupancy at December 31, 2002.

    Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

   In the second  quarter of 1998, Winn-Dixie vacated its space at
the center.   Winn-Dixie failed to timely pay its rental obligation
for November and December 2001 and January through March 2002.

   On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens have reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

   This center has proved very difficult to sell. The Partnership is continuing to market this property for sale.

   Due to the nonpayment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. However, the lender took no foreclosure action and the twelve month extension (as detailed below) with the lender included the joint venture's payment of all past due amounts thus curing the default.

    The outstanding mortgage balance encumbered by the property was $2,975,621 at December 31, 2002.

   The economic occupancy rate and average annual base rent per square foot at December 31, 2002 and 2001 were as follows:

                                      2002    2001
 Occupancy Rate                       56%     84%

 Average Annual Base
    Rent Per Square Foot            $5.29    $5.94

   Sabal Palm has two tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2002:

                           Annual    Lease
                   Square   Base   Expiration   Renewal     Nature of
Tenant              Feet    Rent     Date       Options      Business
Sav A Lot          14,350 $ 15,009  10/2012    5/5 yrs ea.  Food Store
Walgreens          13,000   81,252   4/2005(a) 2/5 yrs ea.  Drug Store
Others             22,625  232,598  Various      Various
Vacant             38,958       --
                   88,933 $328,859

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

   On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture will be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000.

Risks of Ownership

   The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent payments or percentage rent payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership. Furthermore, the Partnership may be unable to replace these tenants due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements which could be substantial. Such improvements may require expenditure of Partnership funds otherwise available for distribution.




Item 3. Legal Proceedings.

        None.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.




                             PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2002, there were approximately 631 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 2002 and 2001.

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

   In the mailing process, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties. Combined with prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation. The Partnership continues to market its primary asset for sale.


Property Status

Crown Point

    On December 28, 1995, the outstanding balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

   The carrying value of this property on December 31, 2001 was approximately $4,662,000 based on the purchase contract price of $4,800,000. This contract was executed on February 1, 2002 and was subject to a 45 day due diligence period. In March 2002, the proposed purchaser requested and the Partnership granted an extension of the proposed purchaser's due diligence. The property was sold July 2, 2002 for a contract price of $4,800,000. After repayment of the mortgage and related sales costs the Partnership received approximately $2,084,000 in net sales proceeds.

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

   Sabal Palm

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

   On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces). However, the tenant has withdrawn from the negotiations.

   In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million.

   On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture will be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of December 31, 2002.

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

Results of Operations for the years ended December 31,2002 and 2001

   The Partnership generated net income of $425,000 for the year ended December 31, 2002 as compared to a net income of $456,000 for the same period in 2001. The $31,000 decrease in net income is primarily the result of a decrease in total income of $126,000 and an increase in total expenses of $101,000. Minority interest share in Sabal Palm's net loss decreased $72,000 and equity interest in Strawberry's net income decreased $372,000. In addition, adjustment to liquidation basis decreased $122,000 and gain on sale of property increased $519,000.

   Total income for the year ended December 31, 2002 was $1,169,000 as compared to $1,295,000 for the same period in 2001. The $126,000 decrease in total income was primarily a result of a $358,000 decrease in rental income, a $9,000 decrease in interest income and a $59,000 decrease in other income offset by and increase in lease termination fees of $300,000. Rental and other income decreased primarily as a result of the sale of Crown Point in July 2002. Interest income decreased as a result of the decline in interest rates. The lease termination fee was the result of the Winn-Dixie lease buy-out at Sabal Palm.

   Total expenses for the year ended December 31, 2002 were $1,277,000 as compared to $1,176,000 for the same period in 2001. The $101,000 increase in total expense was primarily a result of a $192,000 increase in general and administrative expense, a $127,000 increase in repairs and maintenance and a $22,000 increase in operating expense offset by a $97,000 decrease in interest expense, a $113,000 decrease in bad debt expense, and a $27,000 decrease in real estate tax expense. General and administrative expense increased primarily as a result of a $112,000 increase in salary expense related to the accrual of estimated costs for the liquidation of the partnership, a $64,000 increase in professional fees as a result of leasing commissions paid to various brokers for leasing space at Sabal Palm, and a $11,000 increase in insurance expense. Repairs and maintenance increased primarily as a result of a $125,000 increase in repairs and maintenance at the Sabal Palm shopping center for expenses related to the Sav A Lot build out. Operating expense increased primarily as a result of a $30,000 increase in miscellaneous expense at Sabal Palm as a result of the loan extension fee. Interest expense decreased as primarily as a result of a $90,000 decrease in interest expense at Crown Point as a result of the sale of Crown Point in July 2002. Bad debt expense decreased as a result of the collection of an allowance for certain tenant items that had been previously estimated to be uncollectible. Real estate tax expense decreased as a result of the sale of Crown Point in July 2002.


Results of Operations for the years ended December 31,2001 and 2000


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

  Mr. Jerome J. Brault  . . . . .Chairman of the Board of Directors,
                                                  Director and President

  Mr. James L. Brault. . . . . . . . . . . .Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . . Treasurer and
                                                 Chief Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 69) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 42) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 36) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin
organization in July 1994.   Mr. Murphy received a B.S. in
Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   The General Partners received a share of Partnership income or loss for 2002 and 2001.

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

   As a precondition to the financing at Crown Point, the lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions by Brauvin/Crown Point L.P. are to be made first to the GP in an amount equal to: (a) any tax liability caused by its allocation of Profits or income; and
(b) any filing fees or accounting fees incurred in connection herewith and then to the LP until it receives the an amount equal to the value of its capital contribution plus an annual compounded return on its original investment of 25% per annum. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership.

   (c) Not applicable.

   (d) There have been no transactions with promoters.

Item 13. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

   Our Chief Executive Officer and Chief Financial Officer, of the corporate general partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partenrship required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

   There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


Item 14. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

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

  (c)   Form 8-K. None.

  (d) An annual report for the fiscal year 2002 will be sent to the Limited Partners subsequent to this filing.




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

                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner

                         By:  /s/ Jerome J. Brault
                              Jerome J. Brault
                              Chairman of the Board of
                              Directors and President

                         By:  /s/ James L. Brault
                              James L. Brault
                              Vice President and Secretary

                         By:  /s/ Thomas E. Murphy
                              Thomas E. Murphy
                              Chief Financial Officer and
                              Treasurer

                         INDIVIDUAL GENERAL PARTNER

                              /s/ Jerome J. Brault
                              Jerome J. Brault

Dated: April 11, 2003





         CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)
           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                    CORPORATE GENERAL PARTNER
                               OF
                 BRAUVIN REAL ESTATE FUND L.P. 5



I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brauvin
     Real Estate Fund L.P. 5;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                    BY: Brauvin Ventures, Inc.
                        Corporate General Partner of
                        Brauvin Real Estate Fund L.P. 5

                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: April 11, 2003






         CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)
           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                    CORPORATE GENERAL PARTNER
                               OF
                 BRAUVIN REAL ESTATE FUND L.P. 5


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brauvin
     Real Estate Fund L.P 5.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 5




           BY:/s/ Thomas E. Murphy
              Thomas E. Murphy
              Chief Financial Officer and Treasurer

              DATE: April 11, 2003








                         Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Real Estate Fund L.P. 5.



                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 5


                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors and President

                         DATE:  April 11, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  April 11, 2003




           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2002 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2002  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2001  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001 (Liquidation Basis). . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                  INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Real Estate Fund L.P. 5


We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 5, as of December 31, 2002, and for the years ended December 31, 2002 and 2001 as listed in the
index to the consolidated financial statements.   These
consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 2002, and the results of their operations for the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

/s/ Altschuler, Melvoin and Glasser LLP


Chicago, Illinois
February 6, 2003, except for Note 8
which is as of March 17, 2003.









                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER  31, 2002

ASSETS
Real estate held for sale                               $3,028,375
Cash and cash equivalents                                3,005,434
Tenant receivables                                          21,533
Escrow deposits                                            287,218
Other assets                                                25,644

  Total Assets                                           6,368,204

LIABILITIES

Mortgage note payable (Note 4)                           2,975,621
Accounts payable and accrued expenses                       76,260
Reserve for estimated costs during
  the period of liquidation (Note 2)                       306,415
Tenant security deposits                                    19,097
Due to affiliates                                           21,049

  Total Liabilities                                      3,398,442

MINORITY INTEREST IN
  SABAL PALM JOINT VENTURE                                 179,856

Net Assets in Liquidation                               $2,789,906

















  See accompanying notes to consolidated financial statements.


                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                      LIQUIDATION FOR THE
        YEAR ENDED DECEMBER 31, 2002 (LIQUIDATION BASIS)






Net assets in liquidation at
  January 1, 2002                                       $2,364,416

Gain on sale of property                                   518,797

Loss from operations                                       (93,307)

Net assets in liquidation at
  December 31, 2002                                     $2,789,906









  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                      LIQUIDATION FOR THE
        YEAR ENDED DECEMBER 31, 2001 (LIQUIDATION BASIS)




Net assets in liquidation at January 1, 2001            $1,908,750

Income from operations                                     455,666

Net assets in liquidation at
  December 31, 2001                                     $2,364,416













  See accompanying notes to consolidated financial statements


             CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                      (LIQUIDATION BASIS)


                                            2002           2001
INCOME
Rental                                  $  734,566     $1,092,287
Interest                                    18,252         27,479
Lease termination fee                      300,000             --
Other, primarily tenant
  expense reimbursements                   116,075        174,914
Total income                             1,168,893      1,294,680

EXPENSES
Interest                                   390,628        488,164
Real estate taxes                          112,131        138,941
Repairs and maintenance                    194,211         66,877
Management fees (Note 5)                    73,124         77,156
Other property operating                    96,103         73,850
Bad debt(recovery)expense                  (34,824)        77,595
General and administrative                 445,506        253,594
Total expenses                           1,276,879      1,176,177

(Loss)income before minority
  and equity interests                    (107,986)       118,503

Minority interest's
  share of Sabal Palm's
  net loss                                  13,320         85,214
Equity interest in
  Strawberry Fields Joint
  Venture's net income                       1,359        373,824
(Loss)income before adjustment
   to liquidation basis and
   gain on sale of property                (93,307)       577,541
Gain on sale of property                   518,797             --
Adjustment to liquidation
   basis                                        --       (121,875)

Net income                              $  425,490     $  455,666
Net income allocated
  to the General Partners               $    4,255     $    4,557
Net income allocated
  to the Limited Partners               $  421,235     $  451,109
Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                          $    42.49     $    45.50




  See accompanying notes to consolidated financial statements.


                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 2002 and 2001

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

   The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on March 1, 1985. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on June 28, 1985. The Partnership's offering closed on February 28, 1986. A total of $9,914,500 of Units were subscribed for and issued between March 1, 1985 and February 28, 1986 pursuant to the Partnership's public offering.

   Properties acquired by the Partnership either directly or indirectly through joint ventures were: (a) Crown Point (which was sold in July 2002), (b) Strawberry Fields (which was sold in July
2001) and (c) Sabal Palm Shopping Center.


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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2002.

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

   Consolidation of Special Purpose Entity

   The Partnership had one special purpose entity ("SPE"), Brauvin/Crown Point L.P., which was owned 99% by the Partnership and 1% by an affiliate of the General Partners. The creation of the SPE did not affect the Partnership's economic ownership of the property. On July 2, 2002, Crown Point, which was owned by the SPE, was sold for a contract price of $4,800,000. Net proceeds to the Partnership, after repayment of the mortgage, and payment of costs of the sale, were approximately $2,084,000. In connection with the sale, the Partnership recognized a gain of $518,787.

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

   Investment in Joint Venture

   The Partnership owned a 42% equity interest in Strawberry
Fields Joint Venture which until the property was sold in July
2001, owned Strawberry Fields (Note 6). The accompanying financial statements include the operations of Strawberry Fields Joint
Venture at estimated net realizable value using the equity method of accounting on a liquidation basis.


   Investment in Real Estate

   Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization expense were computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. The Partnership's remaining property is subject to a lien under a first mortgage (see Note 4).

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

   The Partnership maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. Management believes the Partnership is not exposed to any significant credit risk related to cash or cash equivalents.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $5,733 at December 31, 2002 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.


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

   The fair value estimates presented herein are based on information available to management as of December 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2002.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2002 and 2001.

   Recent Accounting Pronouncements

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

   Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets(acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the year ending December 31, 2003.

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002.

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 for fiscal years and interim periods beginning after June 15, 2003.

   The Partnership does not believe that the adoption of SFAS 143, 144,and 145 and FIN 45 and 46 will have a significant impact on its financial statements.


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

   The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 2002 equaled $15,043,779.
(4)  MORTGAGE NOTE PAYABLE

   Mortgage note payable at December 31, 2002 consists of the following:

                                      Interest     Date
                          Balance       Rate        Due
Sabal Palm Square
  Shopping Center       $2,975,621      8.93%      4/03
                        $2,975,621

Sabal Palm Square Shopping Center

  Sabal Palm Square Shopping Center serves as collateral under its respective nonrecourse debt obligation.

 The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  On August 7, 2000, Sabal Palm was given notice that Walgreens would vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

  In the second  quarter of 1998, Winn-Dixie vacated its space at
the center.   Winn-Dixie failed to timely pay its rental obligation
for November and December 2001 and January through March 2002.

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces). However, the tenant has withdrawn from the negotiations.

  On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture will be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

  The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2002.

Crown Point

  On December 28, 1995, an acquisition loan was paid in full when the Crown Point loan was refinanced by NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, and amortization based on a 20-year term with a maturity of January 1, 2003.

  As a precondition to the financing, the successor lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred to the SPE, Brauvin/Crown Point L.P., which is owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions by Brauvin/Crown Point L.P. are to be made first to the General Partner in an amount equal to:(a) any tax liability caused by its allocation of Profits or income: and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on tits original investment of 25% per annum. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the consolidated financial statements of the Partnership.

  On July 2, 2002, Crown Point was sold for a contract price of $4,800,000 and the mortgage was paid in full.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2002 and 2001 were as follows:

                                 2002            2001
Management fees                 $73,124        $77,156
Reimbursable office
     expenses                  $100,735         96,367

   As of December 31, 2002, the Partnership had made all payments to affiliates, except for management fees of $21,049.

(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Years ending December 31,

       2003                        $315,389
       2004                         279,624
       2005                         204,125
       2006                         155,908
       2007                         108,161
       Thereafter                   424,198
       Total                     $1,487,405

   Contingent rental income (based upon tenant sales above certain amounts) approximated $14,460 and $40,655, in 2002 and 2001, respectively.

   Minimum rentals received from Winn-Dixie and Walgreens, the anchor tenants of Sabal, approximated 17.1% and 7.4%, respectively, of rental income for the year ended December 31, 2001.

   Minimum rentals received from Sav A Lot and Walgreens, the anchor tenants of Sabal, approximated 2.0% and 11.1%, respectively, of rental income for the year ended December 31, 2002.

(7)  EQUITY INVESTMENT

   The Partnership owned a 42% interest in Strawberry Fields Joint Venture, located in West Palm Beach, Florida, and accounted for its investment under the equity method. The following is condensed statement of operations for Strawberry Fields Joint Venture:

                                     Liquidation Basis
                                      For the period
                                      January 1, 2001
                                         to July 20,
                                             2001

Rental income                              $458,587
Other income                                 63,268
                                            521,855
Mortgage and
 other interest                             197,377
Operating and
 administrative expenses                    154,716
                                            352,093

Income before gain on sale                  169,762

Gain on sale                                720,295

Net income                                 $890,057



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


(8)    SUBSEQUENT EVENT

  On March 17, 2003, the Sabal Palm Joint Venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture will be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.




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