Form 10QSB
period 2003-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2003-05-21
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the three months ended           March 31, 2003

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

        Consolidated Statement of Net Assets in Liquidation
        as of March 31, 2003 (Liquidation Basis) . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2003 to
        March 31, 2003 (Liquidation Basis) . . . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2002 to
        March 31, 2002 (Liquidation Basis) . . . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        three months ended March 31, 2003 and 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .20

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .26

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29





                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form
10-KSB.


   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               March 31, 2003 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                                $3,028,375
Cash and cash equivalents                                 2,925,334
Tenant receivable (net of an
  allowance of $755)                                         20,366
Escrow deposits                                             334,284
Other assets                                                 11,790

       Total Assets                                       6,320,149

LIABILITIES

Mortgage notes payable (Note 4)                           2,961,866
Accounts payable and accrued expenses                       281,419
Reserve for estimated costs during
  the period of liquidation                                 285,615
Tenant security deposits                                     19,097
Due to affiliates (Note 5)                                    1,579

       Total Liabilities                                  3,549,576

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                            177,352



Net Assets in Liquidation                                $2,593,221










   See accompanying notes to consolidated financial statements


     CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO March 31, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2003             $2,789,906

Loss from operations                                       (196,685)

Net assets in liquidation at March 31, 2003              $2,593,221















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




















  See accompanying notes to consolidated financial statements


             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 2003 and 2002
                      (Liquidation Basis)
                          (Unaudited)

                                            2003           2002
INCOME
Rental                                   $  94,193       $274,241
Interest                                     5,062            854
Other, primarily tenant
  expense reimbursements                    17,573         31,335
Total income                               116,828        306,430

EXPENSES
Interest                                    66,255        118,893
Real estate taxes                           21,573         34,735
Repairs and maintenance                      2,150          6,845
Management fees (Note 5)                     6,600         17,558
Other property operating                     9,669         19,946
Bad debt expense (recovery)                 (4,977)       (24,536)
General and administrative                 214,747         78,884
Total expenses                             316,017        252,325

(Loss) income before minority
   interest                               (199,189)        54,105

Minority interest's
  share of Sabal Palm's
  net loss (income)                          2,504         (9,358)



Net(loss) income                         ($196,685)      $ 44,747

Net(loss)income allocated
  to the General Partners                $  (1,967)      $    447

Net(loss)income allocated
  to the Limited Partners                $(194,718)      $ 44,300

Net(loss) income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                           $  (19.64)      $   4.47



  See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2003.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost, including acquisition costs, leasing commissions, and tenant improvements, and net of impairment losses. Depreciation and amortization expense were computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties were subject to liens under first mortgages (see Note 4).

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $755 at March 31, 2003 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of March 31, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at March 31, 2003.

  Derivatives and Hedging Instruments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2003 and 2002.

  Recent Accounting Pronouncements

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

  The Partnership does not believe that the adoption of SFAS 143, 144,and 145 and FIN 45 and 46 has a significant impact on its financial statements.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable values and liabilities were adjusted to their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

  As a result of the contract for sale of Crown Point(which was sold in July, 2002), the Partnership's investment in real estate held for sale and the deferred gain on sale of real estate were each increased $21,692 in the second quarter of 2002. In July, 2002 the Partnership's investment in real estate held for sale and the deferred gain on the sale of real estate were reduced by $4,683,192 and $525,777, respectively as a result of the Crown Point sale.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 2003 equaled $15,291,642.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2003 consist of the following:

                                                Interest     Date
                                                  Rate        Due
Sabal Palm Square
  Shopping Center                  2,961,866     8.93%       4/03
                                  $2,961,866

Sabal Palm Square Shopping Center

  Sabal Palm Square Shopping Center serves as collateral under its respective nonrecourse debt obligation.

  The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces).

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

  On April 29, 2003, the Sabal Palm joint venture closed on the $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The new loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  The carrying value of Sabal Palm approximated $3,028,000 at March
31, 2003.

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

  On July 2, 2002, Crown Point was sold for a contract price of $4,800,000 and the mortgage was paid in full.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2003 and 2002 were as follows:

                                      2003            2002
  Management fees                   $ 6,600        $17,558
  Reimbursable office
     expenses                        23,457         25,370

   As of March 31, 2003, the Partnership had made all payments to affiliates, except for management fees of $1,579.

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

   In the mailing process, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties. Combined with prior periods, there have been approximately 300 potential buyers. The Partnership continues to market its primary asset for sale.

Property Status

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces).

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

   On April 29, 2003, the Sabal Palm joint venture closed on the $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

   The new loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of March 31, 2003.

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

Results of Operations - Three months ended March 31, 2003 and 2002 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $197,000 for the three months ended March 31, 2003 as compared to net income of $45,000 for the same period in 2002.

   Total income for the three months ended March 31, 2003 was $117,000 as compared to $306,000 for the same period in 2001. The $189,000 decrease in total income was primarily a result of a $180,000 decrease in rental income and a $13,000 decrease in other income, offset by a $4,000 increase in interest income. Rental income decreased primarily as a result of the sale of Crown Point in July 2002.

   Total expenses for the three months ended March 31, 2003 were $316,000 as compared to $252,000 for the same period in 2002. The $64,000 increase in expense is the result of a $136,000 increase in general and administrative expense. General and administrative expense increased as a result of an increase in state income taxes
as a result of the gain on the sale of Crown Point.   Partially
offsetting this increase are decreases in interest expense of $53,000, in real estate tax expense of $13,000, in repairs and maintenance expense of $4,000, in management fees of $11,000 and in operating expense of $10,000. These decreases are primarily associated with the sale of Crown Point.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   The Chief Executive Officer and Chief Financial Officer, of the corporate general partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.
Changes in Internal Controls

   There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Chief Executive Officer and Chief Financial
Officer are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


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

                Exhibit 99.  Certification of Officers


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

                         DATE:  May 20, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 20, 2003








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

                    DATE: May 20, 2003






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


              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 5


              BY:/s/ Thomas E. Murphy
              Thomas E. Murphy
              Chief Financial Officer and Treasurer

              DATE: May 20, 2003




                           Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  May 20, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 20, 2003