Form 10QSB
period 2003-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2003-08-20
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the six months ended           June 30, 2003

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

        Consolidated Statement of Net Assets in Liquidation
        as of June 30, 2003 (Liquidation Basis). . . . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2003 to
        June 30, 2003 (Liquidation Basis). . . . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2002 to
        June 30, 2002 (Liquidation Basis). . . . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        six months ended June 30, 2003 and 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

        Consolidated Statements of Operations for the
        three months ended June 30, 2003 and 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 8

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

Item 6. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .30

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31


                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form
10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               June 30, 2003 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                                $3,028,375
Cash and cash equivalents                                 2,498,590
Restricted cash                                           1,000,000
Tenant receivable (net of an
  allowance of $6,970)                                       11,995
Escrow deposits                                               3,429
Other assets                                                  8,263

       Total Assets                                       6,550,652

LIABILITIES

Mortgage notes payable (Note 4)                           3,250,000
Accounts payable and accrued expenses                       103,621
Reserve for estimated costs during
  the period of liquidation                                 265,815
Tenant security deposits                                     19,097
Due to affiliates (Note 5)                                    2,968

       Total Liabilities                                  3,641,501

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                            365,129



Net Assets in Liquidation                                $2,544,022









   See accompanying notes to consolidated financial statements


      CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2003             $2,789,906

Loss from operations                                       (245,884)

Net assets in liquidation at June 30, 2003               $2,544,022



















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




















  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
        For the six months ended June 30, 2003 and 2002
                      (Liquidation Basis)
                          (Unaudited)

                                            2003           2002
INCOME
Rental                                   $ 188,848       $507,619
Lease termination fee                           --        300,000
Interest                                     9,781          3,152
Other, primarily tenant
  expense reimbursements                    35,930         74,385
Total income                               234,559        885,156

EXPENSES
Interest                                   111,564        237,208
Real estate taxes                           43,146         69,471
Repairs and maintenance                      6,113         18,668
Management fees (Note 5)                    14,474         37,837
Other property operating                    17,557         69,422
Bad debt expense (recovery)                  1,238        (43,932)
State taxes                                184,800             --
General and administrative                 137,178        156,615
Total expenses                             516,070        545,289

(Loss) income before minority
   interest                               (281,511)       339,867

Minority interest's
  share of Sabal Palm's
  net loss (income)                         35,627       (104,105)


Net(loss) income                         $(245,884)      $235,762

Net(loss)income allocated
  to the General Partners                $  (2,459)      $  2,358

Net(loss)income allocated
  to the Limited Partners                $(243,425)      $233,404

Net(loss) income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                           $  (24.55)      $  23.54


  See accompanying notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended June 30, 2003 and 2002
                      (Liquidation Basis)
                          (Unaudited)

                                            2003           2002
INCOME
Rental                                    $ 94,655       $233,378
Lease termination fee                           --        300,000
Interest                                     4,719          2,298
Other, primarily tenant
  expense reimbursements                    18,357         43,050
Total income                               117,731        578,726

EXPENSES
Interest                                    45,309        118,315
Real estate taxes                           21,573         34,736
Repairs and maintenance                      3,963         11,823
Management fees (Note 5)                     7,874         20,279
Other property operating                     7,888         49,476
Bad debt expense (recovery)                  6,215        (19,396)
General and administrative                 107,231         77,731
Total expenses                             200,053        292,964
(Loss) income before minority
   interest                                (82,322)       285,762

Minority interest's
  share of Sabal Palm's
  net loss (income)                         33,123        (94,747)



Net(loss) income                          $(49,199)      $191,015

Net(loss)income allocated
  to the General Partners                 $   (492)      $  1,910

Net(loss)income allocated
  to the Limited Partners                 $(48,707)      $189,105
Net(loss) income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $  (4.91)      $  19.07




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

  Brauvin Real Estate Fund L.P. 5 (the "Partnership")was organized on June 28, 1985. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome J. Brault. On August 8, 1997, Mr. Cezar M. Froelich resigned as an Individual General Partner effective 90 days from August 14, 1997. Brauvin Ventures Inc. is owned by A.G.E. Realty Corporation Inc. (50%) and by Messrs. Brault (beneficially) (25%) and Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2003.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $6,970 at June 30, 2003 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of June 30, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at June 30, 2003.

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

  The adoption of SFAS 143, 144,and 145 and FIN 45 and 46 has not had a significant impact on the Partnership's financial statements.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 2003 equaled $15,539,505.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2003 consist of the following:

                                 Interest                Date
                                  Rate                    Due
Sabal Palm Square
  Shopping Center              3,250,000 LIBOR +2.85%   5/3/05
                              $3,250,000

Sabal Palm Square Shopping Center

  Sabal Palm Square Shopping Center serves as collateral under its respective nonrecourse debt obligation.

  The original First Mortgage Loan bore interest at the rate of 8.93% per annum, was to be amortized over a 25-year period, with required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that either the potential lease or sale will be consummated; however, the joint venture is continuing to evaluate both opportunities.

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

  Additionally, the lender has required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  The carrying value of Sabal Palm approximated $3,028,000 at June
30, 2003.

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

  On July 2, 2002, Crown Point was sold for a contract price of $4,800,000 and the mortgage was paid in full.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 2003 and 2002 were as follows:

                                      2003           2002
  Management fees                   $14,474        $37,837
  Reimbursable office
     expenses                        43,257         48,170

   As of June 30, 2003, the Partnership had made all payments to affiliates, except for management fees of $2,968.

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

Property Status

   Sabal Palm

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The original First Mortgage Loan bore interest at the rate of 8.93% per annum, was to be amortized over a 25-year period, with required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002.
A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that either the potential lease or sale will be consummated; however, the joint venture is continuing to evaluate both opportunities.

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

   Additionally, the lender has required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2003.

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

Results of Operations - Six months ended June 30, 2003 and 2002
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $246,000 for the six months ended June 30, 2003 as compared to net income of $236,000 for the same period in 2002.

   Total income for the six months ended June 30, 2003 was $235,000 as compared to $885,000 for the same period in 2002. The $650,000 decrease in total income was primarily a result of a $319,000 decrease in rental income and a $38,000 decrease in other income, offset by a $7,000 increase in interest income. Rental income decreased primarily as a result of the sale of Crown Point in July 2002. Additionally, lease termination fee income decreased by $300,000 which was the result of a lease termination at the Sabal Palm property.

   Total expenses for the six months ended June 30, 2003 were $516,000 as compared to $545,000 for the same period in 2002. The $29,000 decrease in expense is the result of a $126,000 decrease in interest expense, a $26,000 decrease in real estate tax expense, a $12,000 decrease in repairs and maintenance expense, a $23,000 decrease management fees, a $51,000 decrease in operating expense, offset by a $165,000 increase in general and administrative expense and a $45,000 increase in bad debt expense. State taxes increased
as a result of the gain on the sale of Crown Point.    The
remaining decreases are primarily associated with the sale of Crown
Point.

Results of Operations - Three months ended June 30, 2003 and 2002
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $49,000 for the three months ended June 30, 2003 as compared to net income of $191,000 for the same period in 2002.

   Total income for the three months ended June 30, 2003 was $118,000 as compared to $579,000 for the same period in 2002. The $461,000 decrease in total income was primarily a result of a $139,000 decrease in rental income and a $25,000 decrease in other income, offset by a $2,000 increase in interest income. Rental income decreased primarily as a result of the sale of Crown Point in July 2002. Additionally, lease termination fee income decreased by $300,000 which was the result of a lease termination at the Sabal Palm property.

   Total expenses for the three months ended June 30, 2003 were $200,000 as compared to $293,000 for the same period in 2002. The $93,000 decrease in expense is the result of a $73,000 decrease in interest expense, a $13,000 decrease in real estate tax expense, a $8,000 decrease in repairs and maintenance expense, a $12,000 decrease management fees, a $42,000 decrease in operating expense, offset by a $30,000 increase in general and administrative expense and a $26,000 increase in bad debt expense. General and administrative increased as a result of costs of the Sabal Palm refinancing. The decreases in the expenses are primarily associated with the sale of Crown Point.

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

                         DATE:  August 19, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 19, 2003




        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 5

I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P. 5;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


           BY: Brauvin Ventures, Inc.
               Corporate General Partner of
               Brauvin Real Estate Fund L.P. 5

                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: August 19, 2003



        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)

           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 5

I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P 5.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 5


              BY:/s/ Thomas E. Murphy
              Thomas E. Murphy
              Chief Financial Officer and Treasurer

              DATE: August 19, 2003




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

                         DATE:  August 19, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 19, 2003