Form 10QSB
period 2003-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2003-11-14
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

For the nine months ended           September 30, 2003

                                or

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

        Consolidated Statement of Net Assets in Liquidation
        as of September 30, 2003 (Liquidation Basis) . . . . . . . . 4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2003 to
        September 30, 2003 (Liquidation Basis) . . . . . . . . . . . 5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period January 1, 2002 to
        September 30, 2002 (Liquidation Basis) . . . . . . . . . . . 6

        Consolidated Statements of Operations for the
        nine months ended September 30, 2003 and 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

        Consolidated Statements of Operations for the
        three months ended September 30, 2003 and 2002
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 8

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

Signatures . . . . . . . . . . . . . . . . .. .. . .. .. . 31


                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form
10-KSB.

    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2003 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                                $3,028,375
Cash and cash equivalents                                 2,496,395
Restricted cash                                           1,014,199
Tenant receivables (net of an
  allowance of $8,639)                                        2,557
Escrow deposits                                               3,429
Due from affiliate                                            3,882
Other assets                                                 24,108

       Total Assets                                       6,572,945

LIABILITIES

Mortgage notes payable (Note 4)                           3,250,000
Accounts payable and accrued expenses                       119,935
Reserve for estimated costs during
  the period of liquidation                                 246,015
Tenant security deposits                                     19,097
Due to affiliates (Note 5)                                    2,078

       Total Liabilities                                  3,637,125
MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                            384,015

Net Assets in Liquidation                                $2,551,805









   See accompanying notes to consolidated financial statements


      CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2003              $2,789,906

Loss from operations                                        (238,101)

Net assets in liquidation at September 30, 2003           $2,551,805



















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




















  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                            2003           2002
INCOME
Rental                                   $ 287,435     $  651,628
Lease termination fee                           --        300,000
Interest                                    27,864         11,351
Other, primarily tenant
  expense reimbursements                    54,703         91,893
Total income                               370,002      1,054,872

EXPENSES
Interest                                   145,170        322,619
Real estate taxes                           64,718         91,180
Repairs and maintenance                     11,049        138,046
Management fees (Note 5)                    21,373         47,771
Other property operating                    28,228         89,445
Bad debt expense (recovery)                  2,907        (40,207)
State taxes                                184,800             --
General and administrative                 166,599        243,905
Total expenses                             624,844        892,759
(Loss) income before minority
   interest                               (254,842)       162,113
Minority interest's
  share of Sabal Palm's
  net loss (income)                         16,741        (41,001)
(Loss) income before gain on
  sale of property                        (238,101)       121,112
Gain on sale of property                        --        518,797

Net(loss) income                         $(238,101)    $  639,909

Net(loss)income allocated
  to the General Partners                $  (2,381)    $    6,399

Net(loss)income allocated
  to the Limited Partners                $(235,720)    $  633,510

Net(loss) income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                           $  (23.78)    $    63.90

  See accompanying notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                            2003           2002
INCOME
Rental                                    $ 98,587       $144,009
Interest                                    18,083          8,199
Other, primarily tenant
  expense reimbursements                    18,773         17,508
Total income                               135,443        169,716

EXPENSES
Interest                                    33,606         85,411
Real estate taxes                           21,572         21,709
Repairs and maintenance                      4,936        119,378
Management fees (Note 5)                     6,899          9,934
Other property operating                    10,671         20,023
Bad debt expense                             1,669          3,725
General and administrative                  29,421         87,290
Total expenses                             108,774        347,470
Income(loss) before minority
   interest                                 26,669       (177,754)
Minority interest's
  share of Sabal Palm's
  net (income) loss                        (18,886)        63,104
Income (loss) before gain on
  sale of property                           7,783       (114,650)
Gain on sale of property                        --        518,797

Net income                                $  7,783       $404,147

Net income allocated
  to the General Partners                 $     78       $  4,041

Net income allocated
  to the Limited Partners                 $  7,705       $400,106

Net income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                            $   0.78       $  40.36



  See accompanying notes to consolidated financial statements.


                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  The financial statements consolidate the accounts of Brauvin Real Estate Fund L.P. 5 (the "Partnership") and joint ventures in which the Partnership has a 50% interest or greater. Additionally, the Partnership had a 42% interest in another joint venture which, prior to its sale in 2001, was accounted for using the equity method of accounting.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2003.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $8,639 at September 30, 2003 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of September 30, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at September 30, 2003.

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

 In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 commencing with financial statements issued after December 15, 2003.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 2003 equaled $15,787,368.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2003 consist of the following:

                                   Interest            Date
                                     Rate               Due
Sabal Palm Square
  Shopping Center      $3,250,000 LIBOR +2.85%        5/3/05


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

  The carrying value of Sabal Palm approximated $3,028,000 at September 30, 2003.

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

(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 2003 and 2002 were as follows:

                                     2003            2002
  Management fees                   $21,373        $47,771
  Reimbursable office
     expenses                        63,057         74,935

   As of September 30, 2003, the Partnership had made all payments to affiliates, except for management fees of $2,078. In addition the Partnership is owed $3,882 from affiliates, which was reimbursed in the fourth quarter.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property that are subject to the completion of the potential 10,675
square foot lease.    There can be no assurance that either the
potential lease or sale will be consummated; however, the joint venture is continuing to evaluate both opportunities.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2003.

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

Results of Operations - Nine months ended September 30, 2003 and
2002  (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $238,000 for the nine months ended September 30, 2003 as compared to net income of $640,000 for the same period in 2002.

   Total income for the nine months ended September 30, 2003 was $370,000 as compared to $1,055,000 for the same period in 2002. The $685,000 decrease in total income was primarily a result of a $364,000 decrease in rental income, a $300,000 decrease in lease termination fees and a $37,000 decrease in other income, offset by a $16,000 increase in interest income. Rental income decreased primarily as a result of the sale of Crown Point in July 2002. Additionally, lease termination fee income decreased by $300,000 which was the result of a lease termination at the Sabal Palm property in 2002.

   Total expenses for the nine months ended September 30, 2003 were $625,000 as compared to $893,000 for the same period in 2002. The $268,000 decrease in expense is the result of a $178,000 decrease in interest expense, a $26,000 decrease in real estate tax expense, a $127,000 decrease in repairs and maintenance expense, a $26,000 decrease management fees, a $61,000 decrease in operating expense, and a $77,000 decrease in general and administrative expense offset by a $184,000 increase in state taxes and a $43,000 increase in bad debt expense. State taxes increased as a result of
the gain on the sale of Crown Point.    The remaining decreases are
primarily associated with the sale of Crown Point.

Results of Operations - Three months ended September 30, 2003 and
2002  (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated net income of $8,000 for the three months ended September 30, 2003 as compared to net income of $404,000 for the same period in 2002.

   Total income for the three months ended September 30, 2003 was $135,000 as compared to $170,000 for the same period in 2002. The $34,000 decrease in total income was primarily a result of a $45,000 decrease in rental income offset by a $10,000 increase in interest income and a $1,000 increase in other income.

   Total expenses for the three months ended September 30, 2003 were $109,000 as compared to $347,000 for the same period in 2002. The $239,000 decrease in expense is the result of a $52,000 decrease in interest expense, a $114,000 decrease in repairs and maintenance, a $9,000 decrease in operating expense, a $3,000 decrease in management fees, and a $58,000 decrease in general and administrative expense. Interest expense decreased as a result of the refinancing of the Sabal Palm mortgage. Repairs and maintenance decreased as a result of the repairs in 2002 in preparation of the Sav a Lot occupancy at Sabal Palm. The decrease in general and administrative expense is primarily the result of a $30,000 decrease in salary expense as a result of the 2002 reconciliation, and a $34,000 decrease in legal expense as a result of the legal fees associated with the termination of the Winn-Dixie lease at Sabal Palm in 2002.

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

                         DATE:  November 14, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 14, 2003



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



                    DATE: November 14, 2003




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

              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 5


              BY:/s/ Thomas E. Murphy
              Thomas E. Murphy
              Chief Financial Officer and Treasurer

              DATE: November 14, 2003





                          Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  November 14, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 14, 2003