Form 10KSB
period 2003-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2004-03-30
CIK 762848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $494,481.

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

                 BRAUVIN REAL ESTATE FUND L.P. 5
                  2003 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I                              Page

Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .11

                             PART II
        Item 5. Market for the Issuer's Limited Partnership
        Interests and Related Security Holder Matters. . . . . . . .12

        Item 6. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . .12

        Item 7. Consolidated Financial Statements and
        Supplementary Data . . . . . . . . . . . . . . . . . . . . .20

        Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . .21

Item 8a. Controls and Procedures. . . . . . . . . . . . . . . . . . 21

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

Item 12. Certain Relationships and Related Transactions . . . . . . 25


Item 13. Exhibits, Consolidated Financial Statements and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .26

Item 14. Principal Accountant Fees and Services. . . . . . . . . . .27

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

  The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm assisted the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners had determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all of the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.


  The amended and restated limited partnership agreement (the
"Agreement") provides that the Partnership shall terminate December 31, 2025, unless sooner terminated. The General Partners shall in no event dispose of the properties after that date.

  As of December 31, 1998, the Partnership owned one rental property, a 42% interest in a joint venture which acquired a second rental property and a 53% interest in a joint venture which acquired a third rental property. A fourth rental property which the Partnership had acquired a 54% interest in a joint venture was foreclosed upon on May 15, 1995 and the joint venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the real estate properties which have been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

  In 2001, Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. Syms (a tenant at Strawberry Fields) exercised its right of first refusal on the sale of the property. Accordingly, Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001, and, on July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, Strawberry Joint Venture received net sales proceeds of approximately $299,000.

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

   Market conditions had weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to approximately $9.13 per square foot in 2003($10.28 per square foot in 2002).

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

Item 2. Description of Properties.

   The following is a summary of the real estate and improvements owned by the Partnership at January 1, 2002 and subsequent
transactions related thereto.   For the purpose of the information
disclosed in this section, the following terms are defined as follows:

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


(b)Sabal Palm Square ("Sabal Palm")

   On October 31, 1986, the Partnership and Brauvin Real Estate Fund L.P. 4 ("BREF 4") formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 53% interest and BREF 4 has a 47% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992, at which time the loan required payments of principal and interest based on a 30 year amortization schedule.

     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Sav A Lot and Walgreens (which has subsequently sublet its space as detailed below). Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had a 58% economic occupancy at December 31, 2003. However, in the first quarter of 2004, the joint venture executed a lease with Family Dollar, a national dollar store retailer. The lease is for 10,675 square feet (approximately 12% of the center) and runs through December 2013. With this lease, the effective occupancy of the center will increase to 70%.

   The tenant is making substantial improvements to the existing space. At completion, the joint venture will be required to reimburse the tenant $123,000. In addition, the joint venture will be making a number of other repairs and improvements to the center to improve its marketability for sale. This improvement will include roof repair (and repainting) and parking lot repairs including restriping.

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bore interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A
Lot took occupancy of its space in October, 2002.    In addition,
in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

   On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture can be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

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

   In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. The lender has not requested this repayment from the joint venture.

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

  Additionally, the lender has required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2003.

  The economic occupancy rate and average annual base rent per square foot at December 31, 2003 and 2002 were as follows:

                                2003            2002
 Occupancy Rate                  58%             56%

 Average Annual Base
    Rent Per Square Foot       $7.52            $5.29

   Sabal Palm has two tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2003:


                         Annual    Lease
                 Square   Base   Expiration   Renewal     Nature of
Tenant            Feet    Rent      Date      Options     Business

Sav A Lot        14,350  $ 79,765  10/2012   5/5 yrs ea. Food Store
Walgreens        13,000    81,252  4/2005(a) 2/5 yrs ea. Drug Store
Others           24,125   220,189  Various   Various
Vacant           37,458        --
                 ------  --------
                 88,933  $381,206
                 ======  ========

     (a) Tenant has a right to terminate lease in April, 2005.


Risks of Ownership

   The possibility exists that the tenants of the Partnership's remaining property may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent payments or percentage rent payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership. Furthermore, the Partnership may be unable to replace these tenants due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements which could be substantial. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3.  Legal Proceedings.

   None.


Item 4.  Submission of Matters to a Vote of Security Holders.

   None.


                             PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2003, there were approximately 633 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners for 2003 and 2002.

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




Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash flow from its remaining joint venture investment in Sabal Palm. The Partnership's mortgage note payable is expected to be satisfied through the sale of Sabal Palm.

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

   The Partnership intends to sell the remaining investment under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the property, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.


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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A
Lot took occupancy of its space in October, 2002.    In addition,
in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

   On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture can be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

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

   In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. The lender has not requested this repayment from the joint venture.

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


  Additionally, the lender has required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  Crown Point

   On December 28, 1995, the outstanding balance of the acquisition financing was paid in full when Crown Point was refinanced with NationsBanc Mortgage Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55% and a maturity of January 1, 2003.

  The carrying value of this property on December 31, 2001 was approximately $4,662,000 based on the purchase contract price of $4,800,000. This contract was executed on February 1, 2002 and was subject to a 45 day due diligence period. In March 2002, the proposed purchaser requested and the Partnership granted an extension of the proposed purchaser's due diligence. Crown Point was sold July 2, 2002 for a contract price of $4,800,000. After repayment of the mortgage and related sales costs the Partnership received approximately $2,084,000 in net sales proceeds.

  Strawberry Fields Joint Venture

  In 2001, the Strawberry Fields Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Fields Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001, and, on July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of December 31, 2003.

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

Results of Operations for the years ended December 31,2003 and 2002

  The Partnership generated a net loss of $228,000 for the year ended December 31, 2003 as compared to a net income of $425,000 for the same period in 2002. The $653,000 decrease in net income is primarily the result of a decrease in total income of $674,000 and a decrease in gain on sale of property of $519,000 offset by a decrease in total expenses of $544,000. Minority interest share in Sabal Palm's net loss decreased $3,000 and equity interest in Strawberry's net income decreased $1,000.

  Total income for the year ended December 31, 2003 was $494,000 as compared to $1,169,000 for the same period in 2002. The $674,000 decrease in total income was primarily a result of a $354,000 decrease in rental income, an $18,000 decrease in other income and a decrease in lease termination fees of $300,000.
Rental and other income decreased primarily as a result of the sale
of Crown Point in July 2002.   The lease termination fee of
$300,000 was the result of the Winn-Dixie lease buy-out at Sabal
Palm in 2002.

  Total expenses for the year ended December 31, 2003 were $733,000 as compared to $1,277,000 for the same period in 2002.
The $544,000 decrease in total expense was primarily a result of a $274,000 decrease in general and administrative expense, a $174,000 decrease in repairs and maintenance, a $54,000 decrease in operating expense, a $212,000 decrease in interest expense, a $44,000 decrease in management fees, and an $18,000 decrease in real estate tax expense, partially offset by an increase in tax expense of $185,000 and an increase in bad debt expense of $40,000. Repairs and maintenance expense decreased $162,000 at Sabal Palm in 2003 as a result of certain improvements made to the property in 2002. Mortgage interest decreased $93,000 at Sabal Palm and $120,000 at Crown Point. Management fees decreased $19,000 at Sabal Palm as a result of lower total income and $25,000 at Crown Point. Operating expense decreased $39,000 at Sabal Palm and $14,000 at Crown Point. General and administrative expense decreased as a result of reclassing certain expenses against the reserve for estimated costs of liquidation. The decreases in Crown Point all relate to the property sale.


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


Item 8a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer of the Corporate General Partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.

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

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault  . . . . .Chairman of the Board of Directors,
                                 Director, Chief Executive Officer
                                 and President

  Mr. James L. Brault. . . . . ..Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . Treasurer and Chief Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 70) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 43) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 37) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin
organization in July 1994.   Mr. Murphy received a B.S. in
Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.



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

   The General Partners received a share of Partnership income or loss for 2003 and 2002.

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

   As a precondition to the financing at Crown Point, the lender required that ownership of the property reside in a single purpose entity ("SPE"). To accommodate the lender's requirements, ownership of the property was transferred in 1995 to the SPE, Brauvin/Crown Point L.P., which was owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions by Brauvin/Crown Point L.P. were to be made first to the GP in an amount equal to:
(a) any tax liability caused by its allocation of Profits or income; and (b) any filing fees or accounting fees incurred in connection herewith and then to the LP until it receives the an amount equal to the value of its capital contribution plus an annual compounded return on its original investment of 25% per annum. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property. Furthermore, this change in ownership structure had no material effect on the financial statements of the Partnership. In 2002, the Partnership sold the Crown Point property.

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

  (c)   Form 8-K. None.

  (d) An annual report for the fiscal year 2003 will be sent to the Limited Partners subsequent to this filing.

Item 14.  Principal Accountant Fees and Services

  Altschuler, Melvoin & Glasser LLP ("AMG") has been engaged by the General Partners as the Partnership's independent auditor for the
years 2002 and 2003.   AMG has audited the Partnership's financial
statements for the years ended December 31, 2003 and 2002. AMG has not performed any other services for the Partnership.

  The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and reviews included in Form 10-KSB aggregated $32,750 during 2003 and $41,000 during 2002.

  AMG has a continuing relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leases staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AMG has no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AMG. AMG manages and supervises the audit engagement and the audit staff and are exclusively responsible for the opinion rendered in connection with its audit. TBS has been engaged to provide tax return preparation for the Partnership.

  Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS.

  In accordance with policies of the board of directors of the Corporate General Partner, all services provided by AMG and TBS are required to be pre-approved.

                             SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    BRAUVIN REAL ESTATE FUND L.P. 5

                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner

                         By:  /s/ Jerome J. Brault
                              Jerome J. Brault
                              Chairman of the Board of
                              Directors, Chief Executive Officer
                              and President

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

Dated: March 29, 2004


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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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



                    DATE: March 29, 2004



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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

                    BY: Brauvin Ventures, Inc.
                        Corporate General Partner of
                        Brauvin Real Estate Fund L.P. 5



                       BY:/s/ Thomas E. Murphy
                              Thomas E. Murphy
                              Chief Financial Officer and Treasurer

              DATE: March 29, 2004


                        Exhibit 99

                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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



                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 5


                         BY:  /s/ Jerome J. Brault
                                  Jerome J. Brault
                                  Chairman of the Board of
                                  Directors, Chief Executive Officer
                                  and President

                         DATE:   March 29, 2004


                         BY:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer
                                  And Treasurer

                         DATE:   March 29, 2004


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2003 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2003  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2002  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002 (Liquidation Basis). . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Real Estate Fund L.P. 5


We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 5, as of December 31, 2003, and for the years ended December 31, 2003 and 2002 as listed in the
index to the consolidated financial statements.   These
consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 2003, and the results of their operations for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP


Chicago, Illinois
January 21, 2004











                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER  31, 2003

ASSETS
Real estate held for sale                               $3,028,375
Cash and cash equivalents                                2,431,525
Restricted cash                                            994,092
Tenant receivables                                          28,167
Utility deposits                                             3,429
Other assets                                                15,521
                                                         ---------
  Total Assets                                           6,501,109
                                                         ---------
LIABILITIES

Mortgage note payable (Note 4)                           3,250,000
Accounts payable and accrued expenses                       50,333
Reserve for estimated costs during
  the period of liquidation (Note 2)                       226,215
Tenant security deposits                                    19,097
Due to affiliates                                            2,821
                                                         ---------
  Total Liabilities                                      3,548,466

MINORITY INTEREST IN
  SABAL PALM JOINT VENTURE                                 390,592
                                                        ----------
Net Assets in Liquidation                               $2,562,051
                                                        ==========



  See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                      LIQUIDATION FOR THE
        YEAR ENDED DECEMBER 31, 2003 (LIQUIDATION BASIS)




Net assets in liquidation at
     January 1, 2003                      $2,789,906


Loss from operations                        (227,855)
                                          ----------
Net assets in liquidation at
     December 31, 2003                    $2,562,051
                                          ==========




  See accompanying notes to consolidated financial statements.



                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                      LIQUIDATION FOR THE
        YEAR ENDED DECEMBER 31, 2002 (LIQUIDATION BASIS)



Net assets in liquidation at
     January 1, 2002                      $2,364,416

Gain on sale of property                     518,797

Loss from operations                         (93,307)
                                          ----------
Net assets in liquidation at
     December 31, 2002                    $2,789,906
                                          ==========





  See accompanying notes to consolidated financial statements


                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                      (LIQUIDATION BASIS)


                                            2003           2002
                                        ---------      ----------
INCOME
Rental                                   $ 380,500     $  734,566
Interest                                    16,314         18,252
Lease termination fee                           --        300,000
Other, primarily tenant
  expense reimbursements                    97,667        116,075
                                         ---------     ----------
Total income                               494,481      1,168,893
                                         ---------     ----------

EXPENSES
Interest                                   178,288        390,628
Real estate taxes                           94,151        112,131
Repairs and maintenance                     20,142        194,211
Management fees (Note 5)                    29,020         73,124
Other property operating                    41,587         96,103
Bad debt expense(recovery)                   4,953        (34,824)
State taxes                                184,800             --
General and administrative                 179,559        445,506
                                         ---------     ----------
Total expenses                             732,500      1,276,879
                                         ---------     ----------

Loss before minority
  and equity interests                    (238,019)      (107,986)

Minority interest's
  share of Sabal Palm's
  net loss                                  10,164         13,320
Equity interest in
  Strawberry Fields Joint
  Venture's net income                          --          1,359
                                         ---------     ----------
Loss before gain
    on sale of property                   (227,855)       (93,307)
Gain on sale of property                        --        518,797
                                        ----------     ----------

Net (loss) income                       $ (227,855)    $  425,490
                                        ==========     ==========
Net (loss) income allocated
  to the General Partners               $   (2,279)    $    4,255
                                        ==========     ==========
Net (loss) income allocated
  to the Limited Partners               $ (225,576)    $  421,235
                                        ==========     ==========
Net (loss) income per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                          $   (22.75)    $    42.49
                                        ==========     ==========


  See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the years ended December 31, 2003 and 2002

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

   Properties owned either directly or indirectly with affiliates of the Partnership from January 1, 2001 and subsequent transactions are (a) Crown Point (which was sold in July 2002), (b) Strawberry Fields (which was sold in July 2001) and (c) Sabal Palm Shopping Center.


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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2003.

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

   The Partnership has adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

   Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets(acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

   The Partnership has adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

   SFAS 143 and SFAS 144 have not had a significant impact on the Partnership's financial statements.

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

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $10,685 at December 31, 2003 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.


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

   The fair value estimates presented herein are based on information available to management as of December 31, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2003.

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

   This interpretation was revised in December 2003 and shall, for calendar year end entities, be effective as of December 31, 2003 for "special purpose entities" (as defined) and as of December 31, 2004 for all other entities. The Partnership does not own any "special purpose entities."

   In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

   The adoption of SFAS 145 and SFAS 150 and FIN 45 and FIN 46 has not had a significant impact on the Partnership's financial statements.


(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

   As a result of the contract for sale of Crown Point(which was sold in July, 2002), the Partnership's investment in real estate held for sale and the deferred gain on sale of real estate were each increased $21,692 in the second quarter of 2002. In July, 2002 the Partnership's investment in real estate held for sale and the deferred gain on the sale or real estate were reduced by $4,683,192 and $525,777, respectively, as a result of the Crown Point sale.


(3)  PARTNERSHIP AGREEMENT

   The Partnership Agreement (the "Agreement") provides that 99% of the net profits and losses from operations of the Partnership for each fiscal year shall be allocated to the Limited Partners and 1% of net profits and losses from operations shall be allocated to the General Partners. The net profit of the Partnership from the sale or other disposition of a Partnership property shall be allocated as follows: first, there shall be allocated to the General Partners the greater of: (i) 1% of such net profits; or
(ii) the amount distributable to the General Partners as Net Sale Agreement; and second, all remaining profits shall be allocated to the Limited Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: 99% of such net loss shall be allocated to the Limited Partners and 1% of such net loss shall be allocated to the General Partners.

   The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 2003 equaled $16,035,231.

(4)  MORTGAGE NOTE PAYABLE

   Mortgage note payable at December 31, 2003 consists of the following:

                                      Interest         Date
                          Balance       Rate            Due
Sabal Palm Square
  Shopping Center       $3,250,000    LIBOR +2.85%     5/3/05


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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A
Lot took occupancy of its space in October, 2002.    In addition,
in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

  On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture can be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. The lender has not requested this repayment from the joint venture.

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

  Additionally, the lender has required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2003.

Crown Point

  On December 28, 1995, an acquisition loan was paid in full when the Crown Point loan was refinanced by NationsBanc Mortgage
Capital Corporation. The refinancing resulted in a $3,275,000 non-recourse loan with a fixed interest rate of 7.55%, and amortization based on a 20-year term with a maturity of January 1, 2003.

  Ownership of the property was held by  Brauvin/Crown Point
L.P., which was owned 99% by the Partnership and 1% by an affiliate of the General Partners. Distributions by Brauvin/Crown Point L.P. were to be made first to the General Partner in an amount equal to:(a) any tax liability caused by its allocation of Profits or income: and (b) any filing fees or accounting fees incurred in connection herewith; and then to the Limited Partner until it receives an amount equal to the value of its Capital Contribution plus an annual compounded return on its original investment of 25% per annum. The creation of Brauvin/Crown Point L.P. did not affect the Partnership's economic ownership of the Crown Point property and had no material effect on the consolidated financial statements of the Partnership.

  On July 2, 2002, Crown Point was sold for a contract price of $4,800,000 and the mortgage was paid in full.


(5)    TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General
Partners or their affiliates for the years ended December 31, 2003 and 2002 were as follows:

                                      2003           2002
  Management fees                   $29,020       $ 73,124
  Reimbursable office
     expenses                       $82,857        100,735

   As of December 31, 2003, the Partnership had made all payments to affiliates, except for management fees of $2,821.


(6)  OPERATING LEASES

   The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Years ending December 31,

       2004                      $  383,133
       2005                         316,261
       2006                         233,612
       2007                         145,009
     2008                           117,165
       Thereafter                   390,332
                                 ----------
       Total                     $1,585,512
                                 ==========

   Minimum rentals received from Sav A Lot and Walgreens, the anchor tenants of Sabal, approximated 20.9% and 21.3%, respectively, of rental income for the year ended December 31, 2003.

   Minimum rentals received from Sav A Lot and Walgreens, the anchor tenants of Sabal, approximated 2.0% and 11.1%, respectively, of rental income for the year ended December 31,2002.



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