Form 10QSB
period 2004-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2004-05-24
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X]   Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934.

For the three months ended           March 31, 2004

                               or

[ ] Transition  Report Pursuant to Section 13  or  15(d)  of  the
    Securities Exchange Act of 1934

                 For the transition period from to

                Commission File Number 0-14481

               Brauvin Real Estate Fund L.P.5
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

                              INDEX

                             PART I
                                                             Page

Item 1.  Consolidated Financial Statements                    3

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2004 (Liquidation Basis)             4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         March 31, 2004 (Liquidation Basis)                   5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         March 31, 2003 (Liquidation Basis)                   6

         Consolidated Statements of Operations for the
         three months ended March 31, 2004 and
         March 31, 2003(Liquidation Basis)                    7

         Notes to Consolidated Financial Statements           8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                        20

Item 3.  Controls and Procedures                             28

                             PART II

Item 1.  Legal Proceedings                                   29

Item 2.  Changes in Securities                               29

Item 3.  Defaults Upon Senior Securities                     29

Item 4.  Submission of Matters to a Vote of Security
         Holders                                             29

Item 5.  Other Information                                   29

Item 6.  Exhibits, and Reports on Form 8-K                   29

Signatures                                                   30


                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form
10-KSB.


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                      $3,028,375
Cash and cash equivalents                       2,391,588
Restricted cash                                 1,000,620
Tenant receivable (net of an
  allowance of $19,523)                            30,177
Utility deposits                                    3,429
Other assets                                        6,934

       Total Assets                             6,461,123

LIABILITIES

Mortgage notes payable (Note 4)                 3,250,000
Accounts payable and accrued expenses              86,887
Reserve for estimated costs during
  the period of liquidation                       206,415
Tenant security deposits                           17,461
Due to affiliates (Note 5)                          3,473
       Total Liabilities                        3,564,236

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  367,552



Net Assets in Liquidation                      $2,529,335








   See accompanying notes to consolidated financial statements


       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2004 TO March 31, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004   $2,562,051

Loss from operations                              (32,716)

Net assets in liquidation at March 31, 2004    $2,529,335



















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
















   See accompanying notes to consolidated financial statements


              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2004           2003
INCOME
Rental                          $ 95,393       $ 94,193
Interest                           5,338          5,062
Other, primarily tenant
  expense reimbursements          30,209         17,573
Total income                     130,940        116,828

EXPENSES
Interest                          32,532         66,255
Real estate taxes                 23,550         21,573
Repairs and maintenance           41,490          2,150
Management fees (Note 5)           7,122          6,600
Other property operating          13,264          9,669
Bad debt expense (recovery)        8,838         (4,977)
General and administrative        59,900        214,747
Total expenses                   186,696        316,017

Loss before minority
   interest                      (55,756)      (199,189)

Minority interest's
  share of Sabal Palm's
  net loss                        23,040          2,504

Net loss                        ($32,716)     $(196,685)

Net loss allocated
  to the General Partners      $    (327)     $  (1,967)

Net loss  allocated
  to the Limited Partners      $ (32,389)     $(194,718)

Net loss per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $   (3.27)     $  (19.64)


  See accompanying notes to consolidated financial statements.


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  The financial statements consolidate the accounts of Brauvin Real Estate Fund L.P. 5 (the "Partnership") and joint ventures in which the Partnership has a 50% interest or greater. Additionally, the Partnership has a 42% interest in another joint venture which, prior to its sale in 2001, was accounted for using the equity method of accounting.

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

  Properties owned either directly or indirectly with affiliates of the Partnership from January 1,2001 and subsequent transactions are (a) Crown Point (which was sold in July 2002),
(b) Strawberry Fields (which was sold in July 2001) and (c) Sabal Palm Shopping Center.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2004.

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

   Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets (acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $19,523 at March 31, 2004 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of March 31, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at March 31, 2004.

  Derivatives and Hedging Instruments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2004 and 2003.

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

   In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 2004 equaled $16,283,094.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2004 consist of the following:

                                     Interest      Date
                                       Rate        Due
Sabal Palm Square
  Shopping Center      $3,250,000     LIBOR +2.85% 5/3/05



Sabal Palm Square Shopping Center

  Sabal Palm Square Shopping Center serves as collateral under its respective limited recourse debt obligation.

   The original First Mortgage Loan bore interest at the rate of 8.93% per annum, was to be amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately
10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture is contemplating making in order to facilitate the sale of the property.

  The carrying value of Sabal Palm approximated $3,028,000 at March 31, 2004.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid  or  payable  to  the  General
Partners or its affiliates for the three months ended March 31, 2004 and 2003 were as follows:

                            2004           2003
  Management fees        $ 7,122         $ 6,600
  Reimbursable office
     expenses             19,800          23,457

   As of March 31, 2004, the Partnership had made all payments to affiliates, except for management fees of $3,473.


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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10, 675 square feet (another one of the demized spaces, which represents approximately 12% of the center). Family Dollar has completed its build out and opened for business in the second quarter of 2004. The joint venture is obligated to pay a total of approximately $160,000 in tenant improvements and leasing commissions related to this lease. The joint venture has also received renewed expressions of interest for the potential sale of the property. In total, Sabal Palm has received seven offers on the property ranging in price from $2.2 million to $4.2 million. The Partnership continues to market the property for sale. With the recent execution of the Family Dollar lease for 12% of the center, the Partnership anticipates that potential sales activity will improve in 2004.


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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture is contemplating making in order to facilitate the sale of the property.

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of March 31, 2004.

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

Results  of  Operations - Three months ended March 31,  2004  and
2003 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $33,000 for the three months ended March 31, 2004 as compared to a net loss of $197,000 for the same period in 2003.

   Total income for the three months ended March 31, 2004 was $131,000 as compared to $117,000 for the same period in 2003. The $14,000 increase in total income was primarily a result of a $1,000 increase in rental income and a $13,000 increase in other income.

   Total expenses for the three months ended March 31, 2004 were $187,000 as compared to $316,000 for the same period in 2003. The $129,000 decrease in expense is the result of a $155,000 decrease in general and administrative expense and a $34,000 decrease in interest expense. General and administrative expense decreased primarily as a result of an $182,000 decrease in taxes associated with the sale of Crown Point offset by a $37,000 increase in professional fees associated with Sabal Palm. Interest expense decreased as a result of Sabal Palm's new mortgage. Partially offsetting the decreases are increases in repairs and maintenance expense of $39,000, bad debt expense of $14,000, and operating expense of $4,000. Repairs and maintenance increased primarily as a result of repairs at the Sabal Palm property.

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

   Total income for the three months ended March 31, 2003 was $117,000 as compared to $306,000 for the same period in 2002. The $189,000 decrease in total income was primarily a result of a $180,000 decrease in rental income and a $13,000 increase in interest income. Rental income decreased primarily as a result of the sale of Crown Point in July 2002.

   Total expenses for the three months ended March 31, 2003 were $316,000 as compared to $252,000 for the same period in 2002. The $64,000 increase in expense is the result of a $136,000 increase in general and administrative expense and a $34,000 decrease in interest expense. General and administrative expense increased primarily as a result of an increase in state income tax associated with the sale of Crown Point. Partially offsetting this increase are decreases in interest expense of $53,000, in real estate tax expense of $13,000, in repairs and maintenance expense of $4,000, in management fees of $11,000 and in operating expense of $10,000. These decreases are primarily associated with the sale of Crown Point.

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

                    DATE:  May 21, 2004


                    BY:    /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer
                           And Treasurer

                    DATE:  May 21, 2004






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

                              DATE: May 21, 2004



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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 5

                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 21, 2004





                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  May 21, 2004


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 21, 2004