Form 10QSB
period 2004-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2004-08-20
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X]   Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934.

For the six months ended           June 30, 2004

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

                              INDEX

                             PART I
                                                          Page

Item 1.  Consolidated Financial Statements                  3

         Consolidated Statement of Net Assets in Liquidation
         as of June 30, 2004 (Liquidation Basis)            4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         June 30, 2004 (Liquidation Basis)                  5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         June 30, 2003 (Liquidation Basis)                  6

         Consolidated Statements of Operations for the
         six months ended June 30, 2004 and
         June 30, 2003(Liquidation Basis)                   7

         Consolidated Statements of Operations for the
         three months ended June 30, 2004 and
         June 30, 2003(Liquidation Basis)                   8

         Notes to Consolidated Financial Statements         9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                       21

Item 3.  Controls and Procedures                            29

                             PART II

Item 1.  Legal Proceedings                                  30

Item 2.  Changes in Securities                              30

Item 3.  Defaults Upon Senior Securities                    30

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            30

Item 5.  Other Information                                  30

Item 6.  Exhibits, and Reports on Form 8-K                  30

Signatures                                                  31



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to June 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2004 and June 30, 2003 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2004 and June 30, 2003 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form
10-KSB.



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                JUNE 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                      $3,028,375
Cash and cash equivalents                       2,372,325
Restricted cash                                   752,157
Tenant receivable (net of an
  allowance of $28,249)                            32,392
Utility deposits                                    3,429
Other assets                                        8,310
                                               ----------
       Total Assets                             6,196,988
                                               ----------
LIABILITIES

Mortgage notes payable (Note 4)                 3,000,000
Accounts payable and accrued expenses             112,058
Reserve for estimated costs during
  the period of liquidation                       186,615
Tenant security deposits                           19,461
Due to affiliates (Note 5)                          2,637
                                               ----------
       Total Liabilities                        3,320,771

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  359,656
                                               ----------

Net Assets in Liquidation                      $2,516,561
                                               ==========






   See accompanying notes to consolidated financial statements



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
   LIQUIDATION FOR THE PERIOD JANUARY 1, 2004 TO June 30, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004   $2,562,051

Loss from operations                              (45,490)
                                               ----------
Net assets in liquidation at June 30, 2004     $2,516,561
                                               ==========


























   See accompanying notes to consolidated financial statements




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
   LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO June 30, 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)





Net assets in liquidation at January 1, 2003   $2,789,906

Loss from operations                             (245,884)
                                               ----------
Net assets in liquidation at June 30, 2003     $2,544,022
                                               ==========























   See accompanying notes to consolidated financial statements





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2004           2003
                               ---------      ---------
INCOME
Rental                         $ 195,705      $ 188,848
Interest                           9,778          9,781
Other, primarily tenant
  expense reimbursements          55,329         35,930
                               ---------      ---------
Total income                     260,812        234,559
                               ---------      ---------
EXPENSES
Interest                          63,793        111,564
Real estate taxes                 47,100         43,146
Repairs and maintenance           88,353          6,113
Management fees (Note 5)          13,532         14,474
Other property operating          26,675         17,557
Bad debt expense                  17,563          1,238
State taxes                           --        184,800
General and administrative        80,222        137,178
                               ---------      ---------
Total expenses                   337,238        516,070
                               ---------      ---------
Loss before minority
   interest                      (76,426)      (281,511)

Minority interest's
  share of Sabal Palm's
  net loss                        30,936         35,627
                               ---------      ---------
Net loss                       $ (45,490)     $(245,884)
                               =========      =========
Net loss allocated
  to the General Partners      $    (455)     $  (2,459)
                               =========      =========
Net loss allocated
  to the Limited Partners      $ (45,035)     $(243,425)
                               =========      =========
Net loss per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $   (4.54)     $  (24.55)
                               =========      =========

  See accompanying notes to consolidated financial statements.





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 2004 and 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2004           2003
                               ---------       --------
INCOME
Rental                         $ 100,312       $ 94,655
Interest                           4,440          4,719
Other, primarily tenant
  expense reimbursements          25,120         18,357
                               ---------       --------
Total income                     129,872        117,731
                               ---------       --------
EXPENSES
Interest                          31,261         45,309
Real estate taxes                 23,550         21,573
Repairs and maintenance           46,863          3,963
Management fees (Note 5)           6,410          7,874
Other property operating          13,411          7,888
Bad debt expense (recovery)        8,725          6,215
General and administrative        20,322        107,231
                               ---------       --------
Total expenses                   150,542        200,053
                               ---------       --------
Loss before minority
   interest                      (20,670)       (82,322)

Minority interest's
  share of Sabal Palm's
  net loss                         7,896         33,123
                               ---------       --------
Net loss                       $ (12,774)      $(49,199)
                               =========       ========
Net loss allocated
  to the General Partners      $    (128)      $   (492)
                               =========       ========
Net loss  allocated
  to the Limited Partners      $ (12,646)      $(48,707)
                               =========       ========
Net loss per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $   (1.28)      $  (4.91)
                               =========       ========

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2004.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $28,249 at June 30, 2004 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of June 30, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at June 30, 2004.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 2004 equaled $16,530,957.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2004 consist of the following:

                                     Interest      Date
                                       Rate        Due
Sabal Palm Square
  Shopping Center      $3,000,000     LIBOR +2.85% 5/3/05



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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar, a national discount retailer, for approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that the potential sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

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

  The carrying value of Sabal Palm approximated $3,028,000 at June 30, 2004.

(5)    TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid  or  payable  to  the  General
Partners or its affiliates for the six months ended June 30, 2004 and 2003 were as follows:

                           2004           2003
                         -------        -------
  Management fees        $13,532        $14,474
  Reimbursable office
     expenses             42,315         43,257

   As of June 30, 2004, the Partnership had made all payments to affiliates, except for management fees of $2,637.





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar, a national discount retailer, for approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that the potential sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

   In total, Sabal Palm has received seven offers on the property ranging in price from $2.2 million to $4.2 million. The Partnership continues to market the property for sale. With the recent execution of the Family Dollar lease for 12% of the center, the Partnership anticipates that potential sales activity will continue in 2004.

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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit  with  the lender certain improvements (up  to  $245,000)
that the joint venture is contemplating making in order to facilitate the sale of the property.

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2004.

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

Results  of Operations - Six months ended June 30, 2004 and  2003
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $45,000 for the six months ended June 30, 2004 as compared to a net loss of $246,000 for the same period in 2003.

   Total  income  for  the six months ended  June  30,  2004  was
$261,000 as compared to $235,000 for the same period in 2003. The $26,000 increase in total income was primarily a result of a $7,000 increase in rental income and a $19,000 increase in other income. The increases in rental and other income relate to an increase in occupancy at Sabal Palm.

   Total expenses for the six months ended June 30, 2004 were $337,000 as compared to $516,000 for the same period in 2003. The $179,000 decrease in expense is the result of an $184,000 decrease in state taxes, a $57,000 decrease in general and administrative expense and a $47,000 decrease in interest expense. Offsetting these decreases was an $82,000 increase in repair and maintenance expense, a $16,000 increase in bad debt expense, and a $9,000 increase in operating expense. The decrease in state taxes primarily was a result of the 2003 sale of Crown Point. General and administrative expense decreased as a result of the 2003 period expensing costs associated with the mortgage refinancing. Interest expense decreased as a result of Sabal Palm's new mortgage. Repairs and maintenance increased primarily as a result of repairs at the Sabal Palm property.



Results of Operations - Three months ended June 30, 2004 and 2003
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The  Partnership generated a net loss of $13,000 for the three months  ended June 30, 2004 as compared to a net loss of  $49,000 for the same period in 2003.

   Total  income  for the three months ended June  30,  2004  was
$130,000 as compared to $118,000 for the same period in 2003. The $12,000 increase in total income was primarily a result of a $5,000 increase in rental income and a $7,000 increase in other income. The increases in rental and other income relate to an increase in occupancy at Sabal Palm.

   Total expenses for the three months ended June 30, 2004 were $151,000 as compared to $200,000 for the same period in 2003. The $49,000 decrease in expense is the result of an $87,000 decrease in general and administrative expense and a $14,000 decrease in interest expense. Partially offsetting these decreases was an increase in repairs and maintenance expense of $43,000, an increase in other property operating expense of $6,000 and an increase in real estate tax expense of $2,000. General and administrative expense decreased as a result of the 2003 period expensing costs associated with the mortgage refinancing. Interest expense decreased as a result of Sabal Palm's new mortgage. Repairs and maintenance increased primarily as a result of repairs at the Sabal Palm property.

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





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)




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

                None.

     ITEM 5.    Other Information.

                None.

     ITEM 6.    Exhibits and Reports on Form 8-K.

                     Exhibit 99.  Certification of Officers




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


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

                         DATE:  August 20, 2004


                         BY:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer
                                  And Treasurer

                         DATE:  August 20, 2004




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


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

                              DATE: August 20, 2004






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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 5

                              BY:  /s/ Thomas E. Murphy
                                       Thomas E. Murphy
                                       Chief Financial Officer
                                       and Treasurer

                              DATE: August 20, 2004





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)




                           Exhibit 99



                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  August 20, 2004


                         BY:  /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer
                                  And Treasurer

                         DATE:  August 20, 2004