Form 10QSB
period 2004-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2004-11-15
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X] Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
    Securities Exchange Act of 1934.

       For the nine months ended September 30, 2004_____________

                               or

[ ] Transition  Report Pursuant to Section 13  or  15(d)  of  the
    Securities Exchange Act of 1934

    For the transition period from  ___________ to______________

    Commission File Number ______________0-14481________________

     ___________Brauvin Real Estate Fund L.P. 5_________________
     (Name of small business issuer as specified in its charter)

    _________Delaware___________        ______36-3432071________
    (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)    Identification No.)

    30 North LaSalle Street, Chicago, Illinois     __60602______
     (Address of principal executive offices)      (Zip Code)

     _________________(312) 759-7660____________________________
                  (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on
                                           which registered
    _________None______              ___________None____________

    Securities registered pursuant to Section 12(g) of the Act:

    ______________Limited Partnership Interests_________________
                        (Title of class)

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

                              INDEX

                             PART I
                                                          Page

Item 1.  Consolidated Financial Statements                  3

         Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2004 (Liquidation Basis)       4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         September 30, 2004 (Liquidation Basis)             5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2003 to
         September 30, 2003 (Liquidation Basis)             6

         Consolidated Statements of Operations for the
         nine months ended September 30, 2004 and
         September 30, 2003(Liquidation Basis)              7

         Consolidated Statements of Operations for the
         three months ended September 30, 2004 and
         September 30, 2003(Liquidation Basis)              8

         Notes to Consolidated Financial Statements         9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                       22

Item 3.  Controls and Procedures                            30

                             PART II

Item 1.  Legal Proceedings                                  31

Item 2.  Changes in Securities                              31

Item 3.  Defaults Upon Senior Securities                    31

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            31

Item 5.  Other Information                                  31

Item 6.  Exhibits, and Reports on Form 8-K                  31

Signatures                                                  32



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to September 30, 2004 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2004 and September 30, 2003 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2004 and September 30, 2003 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form
10-KSB.



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)




    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                      $3,028,375
Cash and cash equivalents                       2,253,268
Restricted cash                                   753,481
Tenant receivable (net of an
  allowance of $37,298)                            36,145
Utility deposits                                    3,429
Due from affiliates                                 5,394
Other assets                                       20,110
                                               ----------
       Total Assets                             6,100,202
                                               ----------
LIABILITIES

Mortgage notes payable (Note 4)                 3,000,000
Accounts payable and accrued expenses             131,374
Reserve for estimated costs during
  the period of liquidation                       229,015
Tenant security deposits                           19,460
Due to affiliate                                    3,092
                                               ----------
       Total Liabilities                        3,382,941

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  318,146
                                               ----------

Net Assets in Liquidation                      $2,399,115
                                               ==========





   See accompanying notes to consolidated financial statements





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2004 TO SEPTEMBER 30, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004     $2,562,051

Loss from operations                               (162,936)
                                                 ----------
Net assets in liquidation at September 30, 2004  $2,399,115
                                                 ==========


























   See accompanying notes to consolidated financial statements




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)





       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)





Net assets in liquidation at January 1, 2003     $2,789,906

Loss from operations                               (238,101)
                                                 ----------
Net assets in liquidation at September 30, 2003  $2,551,805
                                                 ==========























   See accompanying notes to consolidated financial statements



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               __2004___      __2003___
INCOME
Rental                         $ 310,359      $ 287,435
Interest                          17,899         27,864
Other, primarily tenant
  expense reimbursements          80,214         54,703
                               ---------      ---------
Total income                     408,472        370,002
                               ---------      ---------
EXPENSES
Interest                          97,438        145,170
Real estate taxes                 70,650         64,718
Repairs and maintenance           96,588         11,049
Management fees (Note 5)          21,967         21,373
Other property operating          36,562         28,228
Bad debt expense                  26,613          2,907
State taxes                           --        184,800
General and administrative       294,036        166,599
                               ---------      ---------
Total expenses                   643,854        624,844
                               ---------      ---------
Loss before minority
   interest                     (235,382)      (254,842)

Minority interest's
  share of Sabal Palm's
  net loss                        72,446         16,741
                               ---------      ---------
Net loss                       $(162,936)     $(238,101)
                               =========      =========
Net loss allocated
  to the General Partners      $  (1,629)     $  (2,381)
                               =========      =========
Net loss allocated
  to the Limited Partners      $(161,307)     $(235,720)
                               =========      =========
Net loss per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $  (16.27)     $  (23.78)
                               =========      =========


  See accompanying notes to consolidated financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)




              CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               ___2004__      ___2003__
INCOME
Rental                         $ 114,654      $  98,587
Interest                           8,121         18,083
Other, primarily tenant
  expense reimbursements          24,885         18,773
                               ---------      ---------
Total income                     147,660        135,443
                               ---------      ---------
EXPENSES
Interest                          33,645         33,606
Real estate taxes                 23,550         21,572
Repairs and maintenance            8,235          4,936
Management fees (Note 5)           8,435          6,899
Other property operating           9,887         10,671
Bad debt expense (recovery)        9,050          1,669
General and administrative       213,814         29,421
                               ---------      ---------
Total expenses                   306,616        108,774
                               ---------      ---------
(Loss)income before minority
   interest                     (158,956)        26,669

Minority interest's
  share of Sabal Palm's
  net loss (income)               41,510        (18,886)
                               ---------      ---------
Net (loss) income              $(117,446)     $   7,783
                               =========      =========
Net (loss) income allocated
  to the General Partners      $  (1,174)     $      78
                               =========      =========
Net (loss) income  allocated
  to the Limited Partners      $(116,272)     $   7,705
                               =========      =========
Net (loss) income per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $  (11.73)     $    0.78
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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2004.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $37,298 at September 30, 2004 is based on specific identification of
uncollectible   accounts   and   the   Partnership's   historical
collection experience.

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

  The fair value estimates are based on information available to management as of September 30, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at September 30, 2004.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 2004 equaled $16,778,820.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2004 consist of the following:

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture had signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar, a national discount retailer, for approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that the potential sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

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

  The carrying value of Sabal Palm approximated $3,028,000 at September 30, 2004.


(5)    TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid  or  payable  to  the  General
Partners  or  its affiliates for the nine months ended  September
30, 2004 and 2003 were as follows:

                         __2004__       __2003__
  Management fees         $21,967        $21,373
  Reimbursable office
     expenses              62,114         63,057

   As of September 30, 2004, the Partnership had made all payments to affiliates, except for management fees of $3,092.
The Partnership has a balance of $5,394 due from an affiliate as a result of a deposit error.




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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar, a national discount retailer, for approximately 10,675 square feet (another one of the demized spaces). Sav A Lot and Family Dollar have taken occupancy in the center. As of September 30, 2004 the center was approximately 70% leased. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property into 2005. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has been diminished. Temporary repair work has been completed. However, due to the extensive damage elsewhere in the local area, permanent repairs have not yet commenced.

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

   As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2004.

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



Results of Operations - Nine months ended September 30, 2004  and
2003 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $163,000 for the nine months ended September 30, 2004 as compared to a net loss of $238,000 for the same period in 2003.

   Total income for the nine months ended September 30, 2004 was $408,000 as compared to $370,000 for the same period in 2003. The $38,000 increase in total income was primarily a result of a $23,000 increase in rental income and a $26,000 increase in other income. These increases were offset by a $10,000 decrease in interest income. The increases in rental and other income relate to an increase in occupancy at Sabal Palm.

   Total expenses for the nine months ended September 30, 2004 were $644,000 as compared to $625,000 for the same period in 2003. The $19,000 increase in expense is the result of a $127,000 increase in general and administrative expense, an $85,000 increase in repair and maintenance expense, a $24,000 increase in bad debt expense, an $8,000 increase in operating expense, and a $6,000 increase in real estate taxes. Offsetting these increases was a $185,000 decrease in state taxes and a $48,000 decrease in interest expense. The decrease in state taxes primarily was a result of the 2003 sale of Crown Point. Interest expense decreased as a result of Sabal Palm's new mortgage. Repairs and maintenance increased primarily as a result of repairs at the Sabal Palm property. General and administrative expenses increased primarily as a result of increasing the estimated liquidation time period and therefore increasing the reserve for estimated future costs during the liquidation.





Results of Operations - Three months ended September 30, 2004 and
2003
(Liquidation Basis)

   The Partnership generated a net loss of $117,000 for the three months ended September 30, 2004 as compared to a net income of $8,000 for the same period in 2003.

   Total income for the three months ended September 30, 2004 was $148,000 as compared to $135,000 for the same period in 2003. The $13,000 increase in total income was primarily a result of a $16,000 increase in rental income and a $6,000 increase in other income. The increases in rental and other income relate to an increase in occupancy at Sabal Palm.

   Total expenses for the three months ended September 30, 2004 were $307,000 as compared to $109,000 for the same period in 2003. The $198,000 increase in expense is the result of a $184,000 increase in general and administrative expense, a $7,000 increase in bad debt expense, a $3,000 increase in repairs and maintenance, a $2,000 increase in real estate tax expense, and a $3,000 increase in repairs and maintenance. General and administrative expenses increased primarily as a result of increasing the estimated liquidation time period and therefore increasing the reserve for estimated future costs during the liquidation.




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

                         DATE:  November 15, 2004


                         BY:    /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 15, 2004








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

                              DATE: November 15, 2004






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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 5


                              BY:  /s/ Thomas E. Murphy
                                       Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 15, 2004






                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  November 15, 2004


                         BY:    /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 15, 2004