Form 10KSB
period 2004-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2005-04-15
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB
[X]  Annual  Report Under Section 13 or 15(d) of  the  Securities
     Exchange Act of 1934

    For the     fiscal    year    ended  December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $584,394.

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



                BRAUVIN REAL ESTATE FUND L.P. 5
                 2004 FORM 10-KSB ANNUAL REPORT
                             INDEX

                             PART I                       Page

Item 1.  Description of Business                           3

Item 2.  Description of Properties                         5

Item 3.  Legal Proceedings                                11

Item 4.  Submission of Matters to a Vote of Security
         Holders                                          11

                            PART II
Item 5.  Market for the Issuer's Limited Partnership
         Interests and Related Security Holder Matters    12

Item 6.  Management's Discussion and Analysis or Plan
         of Operation                                     12

Item 7.  Consolidated Financial Statements and
         Supplementary Data                               20

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure              21

Item 8a. Controls and Procedures.                         21

Item 8b. Other                                            21

                            PART III
Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                              22

Item 10. Executive Compensation                           24

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                   24

Item 12. Certain Relationships and Related Transactions   25

Item 13. Exhibits and Consolidated Financial Statements   26

Item 14. Principal Accountant Fees and Services           27

Signatures                                                28


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

  As of December 31, 1998, the Partnership owned one rental property (which was sold in 2002), a 42% interest in a joint venture which acquired a second rental property (which was subsequently sold in 2001) and a 53% interest in a joint venture which acquired a third rental property. A fourth rental property which the Partnership had acquired a 54% interest in a joint venture was foreclosed upon on May 15, 1995 and the joint venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of operating the remaining real estate property which has been managed by Brauvin Management Company (an affiliate of the General Partners). The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

  The Partnership has no employees.

Market Conditions/Competition

   The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to that owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which the property is located, population shifts, changes in zoning laws or changes in patterns of the needs of users. The marketability of the property may also be affected by prevailing interest rates and existing tax laws. The Partnership retained ownership of its properties for periods longer than anticipated at acquisition.

   Market conditions had weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to approximately $9.08 per square foot in 2004. (The rate was $9.13 in 2003).

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

Item 2. Description of Properties.

   The following is a summary of the real estate and improvements owned by the Partnership at January 1, 2003 and subsequent transactions related thereto. For the purpose of the information disclosed in this section, the following terms are defined as follows:

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


Sabal Palm Square ("Sabal Palm")

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

     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is currently anchored by a Sav A Lot, a Walgreens (which has subsequently sublet its space as detailed below) and a Family Dollar. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had a 72% economic occupancy at December 31, 2004.

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First
Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. Prior to April 29, 2003, the First Mortgage Loan bore interest at the rate of 8.93% per annum, was amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and was scheduled to mature on March 26, 2002 (later extended to April 2003). A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the joint venture has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs were not able to commence until the first quarter of 2005.

   The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

   On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests were not met the joint venture would be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

  On April 29, 2003, the Sabal Palm joint venture closed on a $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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

   Due to the fact the damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture does not believe it will be able to repay the loan in May. Therefore the joint venture has requested an extension of the facility. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender is requiring that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

   A requirement of the Family Dollar lease was that the joint venture reimburse the tenant approximately $127,000 for the substantial improvements made by the tenant to the existing space. The joint venture reimbursed Family Dollar in September 2004. In addition, the joint venture will be making a number of other repairs and improvements to the center to improve its marketability for sale. These improvements will include roof
repair   (and  repainting)  and  parking  lot  repairs   including
restriping.


     The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2004.

     The economic occupancy rate and average annual base rent per square foot at December 31, 2004 and 2003 were as follows:

                               2004    2003
                              ------  ------
  Occupancy Rate                72%     58%

  Average Annual Base
     Rent Per Square Foot       $7.45   $7.52

   Sabal Palm has three tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2004:



                      Annual    Lease
             Square    Base   Expiration Renewal    Nature of
Tenant        Feet     Rent      Date    Options     Business
----------  ------- --------  --------  ---------   ----------
Sav A Lot    14,350 $ 79,765   10/2012  5/5 yrs ea.  Food Store
Walgreens    13,000   81,252  4/2005(a) 2/5 yrs ea.  Drug Store
Family
  Dollar (b) 10,675   31,250   12/2013  2/5 yrs ea.  Dollar Store
Others       26,425  239,830  Various   Various
Vacant       24,483       --
             ------ --------
             88,933 $432,097
             ====== ========

  (a) Tenant has a right to terminate lease in April, 2005.
  (b) Tenant began paying rent in July 2004.

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


Item  4.  Submission of Matters to a Vote  of  Security
          Holders.

   None.




                            PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2004, there were approximately 585 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There  were no cash distributions to Limited Partners for  2004 and 2003.

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


Property Status

   Sabal Palm

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First
Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage
Capital Corporation. Prior to April 29, 2003 the First Mortgage Loan bore interest at the rate of 8.93% per annum, was amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and was scheduled to mature on March 26, 2002 (later extended to April 2003). A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs were not able to commence until the first quarter of 2005.

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

  On April 29, 2003, the Sabal Palm joint venture closed on a $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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

   Due to the fact the damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture does not believe it will be able to repay the loan in May. Therefore the joint venture has requested an extension of the facility. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender is requiring that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

   A requirement of the Family Dollar lease was that the joint venture reimburse the tenant approximately $127,000 for the substantial improvements made by the tenant to the existing space. The joint venture reimbursed Family Dollar in September 2004. In addition, the joint venture will be making a number of other repairs and improvements to the center to improve its marketability for sale. These improvements will include roof
repair   (and  repainting)  and  parking  lot  repairs   including
restriping.

   In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million. The Partnership continues to market the property for sale. With the recent execution of the Family Dollar lease for 12% of the center, the Partnership anticipates that potential sales activity will improve in 2005.

     As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of December 31, 2004.

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


Results  of  Operations for the years ended December  31,2004  and
2003

     The Partnership generated a net loss of $138,000 for the year ended December 31, 2004 as compared to a net loss of $228,000 for the same period in 2003. The $90,000 decrease in net loss is primarily the result of an increase in total income of $90,000 offset by an increase in total expenses of $42,000. Minority interest share in Sabal Palm's net loss increased $43,000.

     Total income for the year ended December 31, 2004 was $584,000 as compared to $494,000 for the same period in 2003. The $90,000 increase in total income was primarily a result of a
$52,000 increase in rental income, a $26,000 increase in other income and a $12,000 increase in interest income. Rental and
other   income  increased  primarily  as  a  result  of  increased occupancy at Sabal Palm.

     Total expenses for the year ended December 31, 2004 were $775,000 as compared to $733,000 for the same period in 2003. The $42,000 increase in total expense was primarily a result of a $135,000 increase in general and administrative expense, an $84,000 increase in repairs and maintenance, a $28,000 increase in operating expense, a $1,000 increase in management fees, a $2,000 increase in real estate tax expense, partially offset by a
$185,000  decrease  in  state taxes  and  a  $43,000  decrease  in interest expense. General and administrative expenses increased as a result of the Family Dollar reimbursement payment. Additionally, general and administrative expenses increased as a result of increasing the estimated liquidation time period and therefore increasing the reserve for estimated future costs during liquidation. Repairs and maintenance increased as a result of certain repairs at the Sabal property. The decrease in state taxes primarily was a result of the 2002 sale of Crown Point Shopping center. Interest expense decreased as a result of the of Sabal Palm's new mortgage.


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

Item 8b.  Other Information

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

  The  principal officers and directors of the Corporate  General
Partner are:

  Mr.  Jerome  J.  Brault           Chairman  of  the  Board   of
Directors,
              Director, Chief Executive Officer and President

  Mr. James L. Brault            Vice President and Secretary

  Mr. Thomas E. Murphy                          Treasurer and
                                      Chief Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

   MR. JEROME J. BRAULT (age 71) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 44) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of
the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR.  THOMAS  E.  MURPHY (age 38) is the  treasurer  and  chief financial  officer  of the Corporate General  Partner  and  other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the
treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   The General Partners received a share of Partnership income or loss for 2004 and 2003.

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

  (c) An annual report for the fiscal year 2004 will be sent to the Limited Partners subsequent to this filing.




Item 14.  Principal Accountant Fees and Services

  Altschuler, Melvoin & Glasser LLP ("AMG") has been engaged by the General Partners as the Partnership's independent auditor for the years 2003 and 2004. AMG has audited the Partnership's financial statements for the years ended December 31, 2004 and
2003.   AMG  has  not  performed  any  other  services  for   the
Partnership.

  The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and reviews included in Form 10-KSB aggregated $27,250 during 2004 and $32,750 during 2003.

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

  In accordance with policies of the board of directors of the Corporate General Partner, all services provided by AMG and TBS are required to be and have been pre-approved.



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

Dated: April 14, 2005







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


                    DATE: April 14, 2005




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

                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 5




                    BY:/s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and Treasurer

              DATE: April 14, 2005


                            Exhibit 99
                     SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:   April 14, 2005


                         BY:    /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:   April 14, 2005












           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page
Report of Independent Registered Public Accounting Firm.   F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2004 (Liquidation Basis)                F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2004  (Liquidation Basis)                     F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2003  (Liquidation Basis)                     F-5

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003 (Liquidation Basis)             F-6

Notes to Consolidated Financial Statements                 F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Real Estate Fund L.P. 5


We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 5, as of December 31, 2004, and for the years ended December 31, 2004 and 2003 as listed in the index to the consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 2004, and the results of their operations for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP


Chicago, Illinois
February 14, 2005, except for Note 4 which is dated
April 13, 2005









                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                        DECEMBER 31, 2004

ASSETS
Real estate held for sale                     $3,028,375
Cash and cash equivalents                      2,196,779
Restricted cash                                  755,058
Tenant receivables                                61,679
Due from affiliates                                6,785
Utility deposits                                   3,429
Other assets                                      12,853
                                              ----------
  Total Assets                                 6,064,958
                                              ----------
LIABILITIES

Mortgage note payable (Note 4)                 3,000,000
Accounts payable and accrued expenses             31,073
Reserve for estimated costs during
  the period of liquidation (Note 2)             202,821
Tenant security deposits                          19,418
Due to affiliates                                  2,599
                                              ----------
  Total Liabilities                            3,255,911
                                              ----------
MINORITY INTEREST IN
  SABAL PALM JOINT VENTURE                       384,772
                                              ----------
Net Assets in Liquidation                     $2,424,275
                                              ==========
















  See accompanying notes to consolidated financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                       LIQUIDATION FOR THE
        YEAR ENDED DECEMBER 31, 2004 (LIQUIDATION BASIS)




Net assets in liquidation at
     January 1, 2004                          $2,562,051


Loss from operations                            (137,776)

Net assets in liquidation at                  ----------
     December 31, 2004                        $2,424,275
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





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)




              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                       (LIQUIDATION BASIS)


                                  2004           2003
                               ---------     ----------
INCOME
Rental                         $ 432,097     $  380,500
Interest                          27,871         16,314
Other, primarily tenant
  expense reimbursements         124,426         97,667
                               ---------     ----------
Total income                     584,394        494,481
                               ---------     ----------

EXPENSES
Interest                         135,397        178,288
Real estate taxes                 96,388         94,151
Repairs and maintenance          104,324         20,142
Management fees (Note 5)          30,293         29,020
Other property operating          60,143         41,587
Bad debt expense(recovery)        33,240          4,953
State taxes                           --        184,800
General and administrative       315,205        179,559
                               ---------     ----------
Total expenses                   774,990        732,500
                               ---------     ----------
Loss before minority
  and equity interests          (190,596)      (238,019)

Minority interest's
  share of Sabal Palm's
  net loss                        52,820         10,164
                               ---------     ----------

Net loss                       $(137,776)    $ (227,855)
                               =========     ==========
Net loss allocated
  to the General Partners      $  (1,377)    $   (2,279)
                               =========     ==========
Net loss allocated
  to the Limited Partners      $(136,399)    $ (225,576)
                               =========     ==========
Net loss per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                 $  (13.76)    $   (22.75)
                               =========     ==========




  See accompanying notes to consolidated financial statements.







                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)




           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2004 and 2003

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





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
         For the years ended December 31, 2004 and 2003



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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2004.

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

   The Partnership has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 retains the recognition and measurement requirements of its predecessor, but resolves significant implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

   SFAS   144   has  not  had  a  significant  impact   on   the
Partnership's financial statements.

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

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $43,925 at December 31, 2004 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

   Estimated Fair Value of Financial Instruments

   Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value.

   The fair value estimates presented herein are based on information available to management as of December 31, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2004.

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

   This  interpretation  was revised in December  2003  and  for calendar  year  end entities, is effective as  of  December  31,
2003.   The  Partnership  does  not  own  any  "special  purpose
entities."

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

   The  adoption  of  SFAS  150  and  FIN  46  has  not  had   a
significant impact on the Partnership's financial statements.


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

   The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 2004 equaled $17,026,683.

(4)  MORTGAGE NOTE PAYABLE

   Mortgage note payable at December 31, 2004 consists of the following:

                                     Interest      Date
                         Balance       Rate        Due
Sabal Palm Square
  Shopping Center      $3,000,000     LIBOR +2.85%  5/3/05


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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs were not able to commence until the first quarter of 2005.

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

  On April 29, 2003, the Sabal Palm joint venture closed on a $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

   Due to the fact the damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture does not believe it will be able to repay the loan in May. Therefore the joint venture has requested an extension of the facility. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender is requiring that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

     The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2004.


(5)  TRANSACTIONS WITH AFFILIATES


     Fees  and  other  expenses paid or payable to  the  General
Partners or their affiliates for the years ended December 31, 2004 and 2003 were as follows:

                          2004           2003
                         -------        -------
  Management fees        $30,293        $29,020
  Reimbursable office
     expenses             88,309         82,857

   As of December 31, 2004, the Partnership had made all payments to affiliates, except for management fees of $2,599.

(6)  OPERATING LEASES

   The  Partnership is the lessor in operating lease  agreements with  tenants  at  its various properties.  The  minimum  future
rental   income  to  be  received  on  these  operating   leases
(excluding escalation amounts) is as follows:

Years ending December 31,

       2005           $  485,929
       2006              436,472
       2007              306,378
       2008              224,595
       2009              221,336
       Thereafter        585,113
                      ----------
       Total          $2,259,823
                      ==========

   Minimum  rentals received from Walgreens and Sav A  Lot,  the
anchor   tenants  of  Sabal,  approximated  18.8%   and   18.5%,
respectively, of rental income for the year ended December 31, 2004.

   Minimum  rentals received from Sav A Lot and  Walgreens,  the
anchor   tenants  of  Sabal,  approximated  20.9%   and   21.3%,
respectively, of rental income for the year ended December 31, 2003.



                         EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant









                           Exhibit 21


Name of Subsidiary                  State of Formation

Brauvin Sabal Palm Joint Venture          Florida