Form 10QSB
period 2005-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2005-05-24
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X]   Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934.

For the three months ended           March 31, 2005______________

                               or

[ ] Transition  Report Pursuant to Section 13  or  15(d)  of  the
    Securities Exchange Act of 1934

    For the transition period from             to______________

    Commission File Number     0-14481_________________

               Brauvin Real Estate Fund L.P. 5_________________
     (Name of small business issuer as specified in its charter)

               Delaware                      36-3432071_________
    (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)    Identification No.)

    30 North LaSalle Street, Chicago, Illinois      60602______
     (Address of principal executive offices)      (Zip Code)

                      (312)759-7660____________________________
                  (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on
                                           which registered
               None                             None____________

    Securities registered pursuant to Section 12(g) of the Act:

                Limited Partnership  Interests__________________
                        (Title of class)

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

                              INDEX

                             PART I
                                                          Page

Item 1.  Consolidated Financial Statements                  3

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2005 (Liquidation Basis)          4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2005 to
         March 31, 2005 (Liquidation Basis)                5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         March 31, 2004 (Liquidation Basis)                6

         Consolidated Statements of Operations for the
         three months ended March 31, 2005 and
         March 31, 2004(Liquidation Basis)                 7

         Notes to Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                      20

Item 3.  Controls and Procedures . . . . . . . . . . . .   28

                             PART II

Item 1.  Legal Proceedings                                 29

Item 2.  Changes in Securities                             29

Item 3.  Defaults Upon Senior Securities                   29

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           29

Item 5.  Other Information                                 29

Item 6.  Exhibits, and Reports on Form 8-K                 29

Signatures . . . . . . . . . . . . . . . . .. .. .. .. . . 30




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to March 31, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2004 Annual Report on Form
10-KSB.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                      $3,028,375
Cash and cash equivalents                       2,218,582
Restricted cash                                   756,642
Tenant receivable (net of an
  allowance of $49,340)                            62,465
Utility deposits                                    3,429
Due from affiliates                                10,968
Other assets                                        5,595
                                               ----------
       Total Assets                             6,086,056
                                               ----------
LIABILITIES

Mortgage notes payable (Note 4)                 3,000,000
Accounts payable and accrued expenses             158,118
Reserve for estimated costs during
  the period of liquidation                       183,021
Tenant security deposits                           22,893
Due to affiliates (Note 5)                          4,394
                                               ----------
       Total Liabilities                        3,368,426

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  342,185
                                               ----------

Net Assets in Liquidation                      $2,375,445
                                               ==========





   See accompanying notes to consolidated financial statements



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2005 TO March 31, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005   $2,424,275

Loss from operations                              (48,830)
                                               ----------
Net assets in liquidation at March 31, 2005    $2,375,445
                                               ==========

























   See accompanying notes to consolidated financial statements




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2004 TO MARCH 31, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)





Net assets in liquidation at January 1, 2004   $2,562,051

Loss from operations                              (32,716)
                                               ----------
Net assets in liquidation at March 31, 2004    $2,529,335
                                               ==========






















   See accompanying notes to consolidated financial statements




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2005           2004
                               ---------       --------
INCOME
Rental                         $ 116,517       $ 95,393
Interest                          12,621          5,338
Other, primarily tenant
  expense reimbursements          35,860         30,209
                               ---------       --------
Total income                     164,998        130,940

EXPENSES
Interest                          40,676         32,532
Real estate taxes                 24,097         23,550
Repairs and maintenance          143,392         41,490
Management fees (Note 5)           9,283          7,122
Other property operating          12,407         13,264
Bad debt expense (recovery)        5,415          8,838
General and administrative        21,145         59,900
                               ---------       --------
Total expenses                   256,415        186,696
                               ---------       --------
Loss before minority
   interest                      (91,417)       (55,756)

Minority interest's
  share of Sabal Palm's
  net loss                        42,587         23,040
                               ---------       --------
Net loss                       $ (48,830)      $(32,716)
                               =========       ========
Net loss allocated
  to the General Partners      $    (488)      $   (327)
                               =========       ========
Net loss  allocated
  to the Limited Partners      $ (48,342)      $(32,389)
                               =========       ========
Net loss per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $   (4.88)      $  (3.27)
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

  Brauvin Real Estate Fund L.P. 5 ( the "Partnership") was organized on June 28, 1985. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome J. Brault. On August 8, 1997, Mr. Cezar M. Froelich resigned as an Individual General Partner effective 90 days from August 14, 1997. Brauvin Ventures Inc. is owned by A.G.E. Realty Corporation Inc. (50%) and by Messrs. Brault (beneficially) (25%) and Froelich (25%).
A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2005.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $49,340 at March 31, 2005 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of March 31, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at March 31, 2005.

  Derivatives and Hedging Instruments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2005 and 2004.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 2005 equaled $17,274,546.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2005 consist of the following:

                                     Interest      Date
                         Balance       Rate        Due
                       ----------     ------      -------
Sabal Palm Square
  Shopping Center      $3,000,000   LIBOR +2.85%   2/3/06



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

  Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture did not believe it would be able to repay the loan in May. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

  The carrying value of Sabal Palm approximated $3,028,000 at March 31, 2005.


(5)    TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid  or  payable  to  the  General
Partners or its affiliates for the three months ended March 31, 2005 and 2004 were as follows:


                           2005           2004
                         -------         ------
  Management fees        $ 9,283         $7,122
  Reimbursable office
     expenses             19,800         19,800

   As of March 31, 2005, the Partnership had made all payments to affiliates, except for management fees of $4,394.






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

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (February 3, 2006) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

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

  Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture did not believe it would be able to repay the loan in May. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

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

     As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of March 31, 2005.

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

Results  of  Operations - Three months ended March 31,  2005  and
2004 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net loss of $49,000 for the three months ended March 31, 2005 as compared to a net loss of $33,000 for the same period in 2004.

   Total  income  for the three months ended March 31,  2005  was
$165,000 as compared to $131,000 for the same period in 2004. The $34,000 increase in total income was primarily a result of a $21,000 increase in rental income and a $6,000 increase in other income. Interest income increased $7,000. Rental income increased as a result of an increase in occupancy at Sabal during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

   Total expenses for the three months ended March 31, 2005 were $256,000 as compared to $187,000 for the same period in 2004. The $70,000 increase in expense is the result of a $102,000 increase in repairs and maintenance, an $8,000 increase in interest expense, a $2,000 increase in management fees, offset by a $39,000 decrease in general and administrative expense and a $3,000 decrease in bad debt expense. Repairs and maintenance increased primarily as a result of roof repairs at the Sabal Palm property. General and administrative expenses decreased primarily as a result of paying leasing commissions during the three months ended March 31, 2004.


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

                         DATE:  May 23, 2005


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 23, 2005




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

                              DATE: May 23, 2005






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


                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 5

                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 23, 2005







                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  May 23, 2005


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 23, 2005