Form 10QSB
period 2005-06-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2005-09-14
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X]  Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
     Securities Exchange Act of 1934.

For the three months ended           June 30, 2005

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

                              INDEX

                             PART I
                                                          Page

Item 1.  Consolidated Financial Statements                  3

         Consolidated Statement of Net Assets in Liquidation
         as of June 30, 2005 (Liquidation Basis)           4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2005 to
         June 30, 2005 (Liquidation Basis)                 5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         June 30, 2004 (Liquidation Basis)                 6

         Consolidated Statements of Operations for the
         six months ended June 30, 2005 and
         June 30, 2004(Liquidation Basis)                  7

         Consolidated Statements of Operations for the
         three months ended June 30, 2005 and
         June 30, 2004(Liquidation Basis)                  8

         Notes to Consolidated Financial Statements        9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                     21

Item 3.  Controls and Procedures                          30

                             PART II

Item 1.  Legal Proceedings                                31

Item 2.  Changes in Securities                            31

Item 3.  Defaults Upon Senior Securities                  31

Item 4.  Submission of Matters to a Vote of Security
         Holders                                          31

Item 5.  Other Information                                31

Item 6.  Exhibits, and Reports on Form 8-K                31

Signatures                                                32



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to June 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to June 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2005 and June 30, 2004 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2005 and June 30, 2004 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2004 Annual Report on Form
10-KSB.





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                JUNE 30, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                      $3,028,375
Cash and cash equivalents                       2,577,663
Tenant receivable (net of an
  allowance of $64,007)                            38,449
Utility deposits                                    3,429
Other assets                                        7,121
                                               ----------
       Total Assets                             5,655,037
                                               ----------
LIABILITIES

Mortgage notes payable (Note 4)                 2,600,000
Accounts payable and accrued expenses             140,521
Reserve for estimated costs during
  the period of liquidation                       180,165
Tenant security deposits                           35,226
Due to affiliates (Note 5)                          4,571
                                               ----------
       Total Liabilities                        2,960,483

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  318,536
                                               ----------

Net Assets in Liquidation                      $2,376,018
                                               ==========





   See accompanying notes to consolidated financial statements





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
   LIQUIDATION FOR THE PERIOD JANUARY 1, 2005 TO JUNE 30, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005   $2,424,275

Loss from operations                              (48,257)
                                               ----------
Net assets in liquidation at June 30, 2005     $2,376,018
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
                                               ==========









   See accompanying notes to consolidated financial statements






                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2005           2004
INCOME                         ---------       --------
Rental                         $ 238,603       $195,705
Interest                          28,047          9,778
Other, primarily tenant
  expense reimbursements          70,955         55,329
                               ---------       --------
Total income                     337,605        260,812

EXPENSES
Interest                          81,509         63,793
Real estate taxes                 48,194         47,100
Repairs and maintenance          152,579         88,353
Management fees (Note 5)          19,187         13,532
Other property operating          23,809         26,675
Bad debt expense                  38,053         17,563
General and administrative        58,217         80,222
                               ---------       --------
Total expenses                   421,548        337,238
                               ---------       --------
Loss before minority
   interest                      (83,943)       (76,426)

Minority interest's
  share of Sabal Palm's
  net loss                        35,686         30,936
                               ---------       --------
Net loss                       $ (48,257)      $(45,490)
                               =========       ========
Net loss allocated
  to the General Partners      $    (483)      $   (455)
                               =========       ========
Net loss  allocated
  to the Limited Partners      $ (47,774)      $(45,035)
                               =========       ========
Net loss per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $   (4.82)     $   (4.54)
                               =========      =========

  See accompanying notes to consolidated financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 2005 and 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2005           2004
                               ---------       --------
INCOME
Rental                         $ 122,086       $100,312
Interest                          15,426          4,440
Other, primarily tenant
  expense reimbursements          35,095         25,120
                               ---------       --------
Total income                     172,607        129,872

EXPENSES
Interest                          40,833         31,261
Real estate taxes                 24,097         23,550
Repairs and maintenance            9,187         46,863
Management fees (Note 5)           9,904          6,410
Other property operating          11,402         13,411
Bad debt expense                  32,638          8,725
General and administrative        37,072         20,322
                               ---------       --------
Total expenses                   165,133        150,542
                               ---------       --------
Income (loss) before minority
   interest                        7,474        (20,670)

Minority interest's
  share of Sabal Palm's
  net (income) loss               (6,901)         7,896
                                --------       --------
Net income (loss)               $    573       $(12,774)
                                ========       ========
Net income (loss) allocated
  to the General Partners       $      6       $   (128)
                                ========       ========
Net income (loss) allocated
  to the Limited Partners       $    567       $(12,646)
                                ========       ========
Net income (loss) per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                  $   0.06       $  (1.28)
                                ========       ========

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2005.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $64,007 at June 30, 2005 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of June 30, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at June 30, 2005.
  Derivatives and Hedging Instruments

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at June 30, 2005 equaled $17,522,409.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2005 consist of the following:

                                     Interest      Date
                         Balance       Rate        Due
Sabal Palm Square
  Shopping Center      $2,600,000     LIBOR +2.85% 2/3/06



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

  Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture did not believe it would be able to repay the loan in May. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remain the same.

  The carrying value of Sabal Palm approximated $3,028,000 at June 30, 2005.


(5)    TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid  or  payable  to  the  General
Partners or its affiliates for the six months ended June 30, 2005 and 2004 were as follows:


                           2005           2004
                         --------       -------
  Management fees        $19,187        $13,532
  Reimbursable office
     expenses             39,600         42,315

   As of June 30, 2005, the Partnership had made all payments to affiliates, except for management fees of $4,571.

(6)    SUBSEQUENT EVENT

   In August 2005, the Sabal Palm joint venture reached an agreement in principle to sell the Sabal Palm shopping center to an unaffiliated third party. The agreement calls for a due diligence investigation period of 45 days with closing to follow 45 days thereafter. The joint venture is currently negotiating a purchase and sale agreement with the proposed purchaser. There can be no assurance that this purchaser will complete the transaction.


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

  Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture did not believe it would be able to repay the loan in May. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remain the same.

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

   In August 2005, the Sabal Palm joint venture reached an agreement in principle to sell the Sabal Palm shopping center to an unaffiliated third party. The agreement calls for a due diligence investigation period of 45 days with closing to follow 45 days thereafter. The joint venture is currently negotiating a purchase and sale agreement with the proposed purchaser. There can be no assurance that this purchaser will complete the transaction.

     As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2005.

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





Results  of Operations - Six months ended June 30, 2005 and  2004
(Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The  Partnership generated a net loss of $48,000 for  the  six months  ended June 30, 2005 as compared to a net loss of  $45,000 for the same period in 2004.

   Total  income  for  the six months ended  June  30,  2005  was
$338,000 as compared to $261,000 for the same period in 2004. The $77,000 increase in total income was primarily a result of a $42,000 increase in rental income and a $16,000 increase in other income. Interest income increased $18,000. Rental and other tenant income increased as a result of an increase in occupancy at Sabal during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

   Total expenses for the six months ended June 30, 2005 were $422,000 as compared to $337,000 for the same period in 2004. The $84,000 increase in expense is the result of a $64,000 increase in repairs and maintenance, a $20,000 increase in bad debt expense, an $18,000 increase in interest expense, a $6,000 increase in management fees, offset by a $22,000 decrease in general and administrative expense. Repairs and maintenance increased primarily as a result of roof repairs at the Sabal Palm property. Bad debt expense increased as a result of recording additional allowances for certain tenants at the Sabal Palm property. General and administrative expenses decreased primarily as a result of paying leasing commissions during the three months ended June 30, 2004.







Results of Operations - Three months ended June 30, 2005 and 2004
(Liquidation Basis)

   The Partnership generated a net income of $1,000 for the three months ended June 30, 2005 as compared to a net loss of $13,000 for the same period in 2004.

   Total  income  for the three months ended June  30,  2005  was
$173,000 as compared to $130,000 for the same period in 2004. The $43,000 increase in total income was primarily a result of a $21,000 increase in rental income and a $10,000 increase in other income. Interest income increased $11,000. Rental and other tenant income increased as a result of an increase in occupancy at Sabal during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

   Total expenses for the three months ended June 30, 2005 were $165,000 as compared to $151,000 for the same period in 2004. The $15,000 increase in expense is the result of a $24,000 increase in bad debt expense, a $17,000 increase in general and administrative expense, a $10,000 increase in interest expense, a $3,000 increase in management fees, offset by a $38,000 decrease in repairs and maintenance. Bad debt expense increased as a result of recording additional allowances for certain tenants at the Sabal Palm property. General and administrative expense increased primarily as a result of increasing the reserve for liquidation. Repairs and maintenance decreased primarily as a result of building repairs expensed during the 2004 period.



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

                         DATE:  September 14, 2005


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  September 14, 2005









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

                              DATE: September 14, 2005






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


                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 5

                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: September 14, 2005




                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  September 14, 2005


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  September 14, 2005