Form 10QSB
period 2005-09-30
BRAUVIN REAL ESTATE FUND LP 5
filed 2005-11-16
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X] Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
    Securities Exchange Act of 1934.

    For the quarterly period ended September 30, 2005

                               or

[ ] Transition  Report Pursuant to Section 13  or  15(d)  of  the
    Securities Exchange Act of 1934

    For the transition period from ___________to______________

    Commission File Number ___________0-14481_________________

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

                              INDEX

                             PART I
                                                          Page

Item 1.  Consolidated Financial Statements                 3

         Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2005 (Liquidation Basis)      4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2005 to
         September 30, 2005 (Liquidation Basis)            5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2004 to
         September 30, 2004 (Liquidation Basis)            6

         Consolidated Statements of Operations for the
         nine months ended September 30, 2005 and
         September 30, 2004(Liquidation Basis)             7

         Consolidated Statements of Operations for the
         three months ended September 30, 2005 and
         September 30, 2004(Liquidation Basis)             8

         Notes to Consolidated Financial Statements        9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                      21

Item 3.  Controls and Procedures . . . . . . . . . . . .   30

                             PART II

Item 1.  Legal Proceedings                                 31

Item 2.  Changes in Securities                             31

Item 3.  Defaults Upon Senior Securities                   31

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           31

Item 5.  Other Information                                 31

Item 6.  Exhibits, and Reports on Form 8-K                 31

Signatures . . . . . . . . . . . . . . . . .. .. .. .. . . 32



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to September 30, 2005 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to September 30, 2004 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2005 and September 30, 2004 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2005 and September 30, 2004 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2004 Annual Report on Form
10-KSB.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                      $3,028,375
Cash and cash equivalents                       2,545,881
Tenant receivable (net of an
  allowance of $54,522)                            17,247
Utility deposits                                    3,429
Other assets                                       20,733
                                               ----------
       Total Assets                             5,615,665
                                               ----------
LIABILITIES

Mortgage notes payable (Note 4)                 2,600,000
Accounts payable and accrued expenses             116,846
Reserve for estimated costs during
  the period of liquidation                       160,365
Tenant security deposits                           36,769
Due to affiliates (Note 5)                          2,990
                                               ----------
       Total Liabilities                        2,916,970

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                  292,841
                                               ----------

Net Assets in Liquidation                      $2,405,854
                                               ==========





   See accompanying notes to consolidated financial statements





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005      $2,424,275

Loss from operations                                 (18,421)
                                                  ----------
Net assets in liquidation at September 30, 2005   $2,405,854
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
                                                  ==========







   See accompanying notes to consolidated financial statements




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2005           2004
                               ---------      ---------
INCOME
Rental                         $ 367,765      $ 310,359
Interest                          45,968         17,899
Other, primarily tenant
  expense reimbursements          83,317         80,214
                               ---------      ---------
Total income                     497,050        408,472
                               ---------      ---------
EXPENSES
Interest                         123,887         97,438
Real estate taxes                 72,291         70,650
Repairs and maintenance          145,879         96,588
Management fees (Note 5)          29,605         21,967
Other property operating          33,967         36,562
Bad debt expense                  28,568         26,613
General and administrative        95,655        294,036
                               ---------      ---------
Total expenses                   529,852        643,854
                               ---------      ---------
Loss before minority
   interest                      (32,802)      (235,382)

Minority interest's
  share of Sabal Palm's
  net loss                        14,381         72,446
                               ---------      ---------
Net loss                       $ (18,421)     $(162,936)
                               =========      =========
Net loss allocated
  to the General Partners      $   (184)      $  (1,629)
                               ========       =========
Net loss  allocated
  to the Limited Partners      $(18,237)      $(161,307)
                               ========       =========
Net loss per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $  (1.84)      $  (16.27)
                               ========       =========

  See accompanying notes to consolidated financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2005           2004
                               ---------      ---------
INCOME
Rental                         $ 129,162      $ 114,654
Interest                          17,921          8,121
Other, primarily tenant
  expense reimbursements          12,362         24,885
                               ---------      ---------
Total income                     159,445        147,660
                               ---------      ---------
EXPENSES
Interest                          42,378         33,645
Real estate taxes                 24,097         23,550
Repairs and maintenance           (6,700)         8,235
Management fees (Note 5)          10,418          8,435
Other property operating          10,158          9,887
Bad debt (recovery) expense       (9,485)         9,050
General and administrative        37,438        213,814
                               ---------      ---------
Total expenses                   108,304        306,616
                               ---------      ---------
Income (loss) before minority
   interest                       51,141       (158,956)

Minority interest's
  share of Sabal Palm's
  net (income) loss              (21,305)        41,510
                               ---------      ---------
Net income (loss)              $  29,836      $(117,446)
                               =========      =========
Net income (loss) allocated
  to the General Partners      $     298      $  (1,174)
                               =========      =========
Net income (loss) allocated
  to the Limited Partners      $  29,538      $(116,272)
                               =========      =========
Net income (loss) per
  Limited Partnership
  Interest (9,914.5 units
  Outstanding)                 $    2.98      $  (11.73)
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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2005.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $54,522 at September 30, 2005 is based on specific identification of
uncollectible   accounts   and   the   Partnership's   historical
collection experience.

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

  The fair value estimates are based on information available to management as of September 30, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at September 30, 2005.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at September 30, 2005 equaled $17,770,272.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2005 consist of the following:

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

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2006) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remain the same.

  In September 2005, the Sabal Palm joint venture entered into a contract to sell the Sabal Palm shopping center to an unaffiliated third party. The contract calls for a due diligence investigation period of 45 days with closing to follow 45 days thereafter. The due diligence period has expired and the property has been approved by the purchaser. The joint venture expects to complete the sale in the fourth quarter of 2005. However, there can be no assurance that this purchaser will complete the transaction.


  The carrying value of Sabal Palm approximated $3,028,000 at September 30, 2005.


(5)    TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid  or  payable  to  the  General
Partners  or  its affiliates for the nine months ended  September
30, 2005 and 2004 were as follows:


                           2005           2004
                         -------        -------
  Management fees        $29,605        $21,967
  Reimbursable office
     expenses              59,400        62,114

  As of September 30, 2005, the Partnership had made all payments to affiliates, except for management fees of $2,990.





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

  In  the second quarter of 1998, Winn-Dixie vacated its space at
the  center (which was approximately 42,000 square feet).   Winn-
Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

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

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remain the same.

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

  In September 2005, the Sabal Palm joint venture entered into a contract to sell the Sabal Palm shopping center to an unaffiliated third party. The contract calls for a due diligence investigation period of 45 days with closing to follow 45 days thereafter. The due diligence period has expired and the property has been approved by the purchaser. The joint venture expects to complete the sale in the fourth quarter of 2005. However, there can be no assurance that this purchaser will complete the transaction.

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2005.

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





Results of Operations - Nine months ended September 30, 2005 and
                    2004 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net loss of $18,000 for the nine months ended September 30, 2005 as compared to a net loss of $163,000 for the same period in 2004.

  Total income for the nine months ended September 30, 2005 was $497,000 as compared to $408,000 for the same period in 2004. The $89,000 increase in total income was primarily a result of a $57,000 increase in rental income, a $28,000 increase in interest income and a $3,000 increase in other income. Rental and other tenant income increased as a result of an increase in occupancy at Sabal during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

  Total expenses for the nine months ended September 30, 2005 were $530,000 as compared to $644,000 for the same period in 2004. The $114,000 decrease in expense is the result of a $198,000 decrease in general and administrative expense, partially offset by a $49,000 increase in repairs and maintenance, a $26,000 increase in interest expense and an $8,000 increase in management fees. General and administrative expenses decreased between the two periods primarily as a result of the $127,000 payment in September 2004 to reimburse a tenant at Sabal Palm for part of their buildout. In addition, general and administrative expenses decreased as a result of paying more leasing commissions during the period ended in 2004 than in 2005. Repairs and maintenance increased primarily as a result of roof repairs at the Sabal Palm property.






Results of Operations - Three months ended September 30, 2005 and
                              2004
                       (Liquidation Basis)

  The Partnership generated net income of $30,000 for the three months ended September 30, 2005 as compared to a net loss of $117,000 for the same period in 2004.

  Total income for the three months ended September 30, 2005 was $159,000 as compared to $148,000 for the same period in 2004. The $11,000 increase in total income was primarily a result of a $15,000 increase in rental income, a $10,000 increase in interest income, partially offset by a $13,000 decrease in other income. Rental income increased as a result of an increase in occupancy at Sabal during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

  Total expenses for the three months ended September 30, 2005 were $108,000 as compared to $306,000 for the same period in 2004. The $198,000 decrease in expense is the result of a decrease in general and administrative expense of $177,000, a decrease of $18,000 in bad debt expense and a $14,000 decrease in repairs and maintenance. The decrease in expenses was partially offset by an increase of $8,000 in interest expense. General and administrative expenses decreased between the two periods primarily as a result of the $127,000 payment in September 2004 to reimburse a tenant at Sabal Palm for part of their buildout. In addition, general and administrative expenses decreased in 2005 when compared to 2004 as a result of the 2004 recording of increases to the reserve for estimated future costs during the liquidation period. Bad debt expense decreased in 2005 as a result of collecting receivables previously accounted for as bad debt. Repairs and maintenance expense decreased as a result of receiving insurance proceeds in 2005 related to the hurricane repairs.








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

                         DATE:  November 15, 2005


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 15, 2005






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

                              DATE: November 15, 2005




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



                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 5

                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 15, 2005



                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  November 15, 2005


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 15, 2005