Form 10KSB
period 2005-12-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2006-03-29
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB
[X]  Annual  Report Under Section 13 or 15(d) of  the  Securities
     Exchange Act of 1934

     For the fiscal year ended December 31, 2005

                               or

[ ] Transition   Report  Under  Section  13  or  15(d)   of   the
    Securities Exchange Act of 1934

    For the transition period from ________ to _____________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X  .

State issuer's revenues for its most recent fiscal year $698,001.

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



                BRAUVIN REAL ESTATE FUND L.P. 5
                 2005 FORM 10-KSB ANNUAL REPORT
                             INDEX

                             PART I                       Page

Item 1.  Description of Business                            3

Item 2.  Description of Properties                          5

Item 3.  Legal Proceedings                                  9

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            9

                            PART II
Item 5.  Market for the Issuer's Limited Partnership
         Interests, Related Security Holder Matters and Small
         Business Issuer Purchases of Equity Securities    10

Item 6.  Management's Discussion and Analysis or Plan
         of Operation                                      10

Item 7.  Consolidated Financial Statements and
         Supplementary Data                                17

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure               18

Item 8a. Controls and Procedures.                          18

Item 8b. Other                                             19

                            PART III
Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                               20

Item 10. Executive Compensation                            22

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                    22

Item 12. Certain Relationships and Related Transactions    23

Item 13. Exhibits                                          24

Item 14. Principal Accountant Fees and Services            25

Signatures                                                 26



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

  The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties were located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm assisted the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

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

  As of December 31, 1998, the Partnership owned one rental property (which was sold in 2002), a 42% interest in a joint venture which acquired a second rental property (which was subsequently sold in 2001) and a 53% interest in a joint venture which acquired a third rental property (which was sold in 2005 see details below). A fourth rental property which the Partnership had acquired a 54% interest in a joint venture was foreclosed upon on May 15, 1995 and the joint venture was terminated and dissolved in 1996. The Partnership will not purchase any additional properties. Operations currently consist of collecting the remaining receivables from the sold joint venture property (see below). Prior to the last property sale the focus of property management activities was improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

   On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.

   As a result of the sale by the joint venture of its property, the Partnership no longer has any investments in real estate.

   The Partnership has no employees.

   The General Partners expect to distribute proceeds from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Subject to the collection of the remaining tenant receivables and the satisfactory resolution of the matter described in Item 8b, the General Partners expect to make a final distribution to the Limited Partners in 2006.

Market Conditions/Competition

   The Partnership faced active competition in all aspects of its business and competed with entities which owned properties similar in type to that owned by the Partnership. Competition existed in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete were beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which the property was located, population shifts, changes in zoning laws or changes in patterns of the needs of users. The marketability of the property was also affected by prevailing interest rates and existing tax laws. The Partnership retained ownership of its properties for periods longer than anticipated at acquisition.

   Market conditions had weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strived to maximize economic occupancy and, as such, adjusted rents to attract and retain tenants.

   The Partnership, by virtue of its prior ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Partnership retained the services of third parties who held themselves out to be experts in the field to assess a wide range of environmental issues and conduct tests for environmental contamination. Management believes that all prior real estate owned by the Partnership was in full compliance with applicable environmental laws and regulations at the time of sale.

Item 2. Description of Properties.

   The following is a summary of the real estate and improvements owned by the Partnership at January 1, 2004 and subsequent transactions related thereto.

   In the opinion of the General Partners, the Partnership provided for adequate insurance coverage of its real estate investment properties.

Sabal Palm Square ("Sabal Palm")

   On October 31, 1986, the Partnership and Brauvin Real Estate Fund L.P. 4 ("BREF 4") formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 53% interest and BREF 4 has a 47% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992, at which time the loan required payments of principal and interest based on a 30 year amortization schedule. This loan was repaid in April 2003, as detailed below.

     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985. As of December 2005, Sabal Palm's anchor tenants were Sav A Lot, Family Dollar and Goodwill. The Goodwill space was originally leased to Walgreens, which sublet its space until the end of its lease term in April 2005 (as detailed below). Sabal Palm has several outparcels, which are not owned by the
Partnership, but which added to the center's appearance and customer activity.

   On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remained liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004, which delayed the sale of the property until December 2005 (as discussed below).

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

  The AmSouth loan bore interest at LIBOR plus 2.85% and was payable interest only monthly until maturity (May 3, 2005, extended to February 3, 2006) at which time all unpaid interest and principal was to be due. The loan was secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture was contemplating making in order to facilitate the sale of the property.

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine-month extension of the then current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender agreed would be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remained the same.

   On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.

Risks of Ownership

   The possibility exists that the tenants of the Partnership's sold joint venture property may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent, percentage rent or common area reimbursement payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership.

Item 3.  Legal Proceedings.

         None.


Item  4. Submission of Matters to a Vote  of  Security
         Holders.

         None.



                            PART II

Item 5. Market for the Issuer's Limited Partnership Interests, Related Security Holder Matters and Small Business Issuer Purchases of Equity Securities.

   At December 31, 2005, there were approximately 581 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There  were no cash distributions to Limited Partners for  2005 and 2004.

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

Liquidity and Capital Resources

   The Partnership's mortgage note payable was satisfied through the sale of Sabal Palm.

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

   The Partnership sold the remaining investment under a closed bid process which included identification of target buyers with proven financing ability and performance of certain evaluations of the property, such as environmental testing. Potential buyers were requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners determined that each bid must have been all cash, completely unconditional and accompanied by a substantial deposit.

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

  Sabal  Palm  is  a  neighborhood shopping center  consisting  of approximately  89,000  square feet of  retail  space  situated  on approximately 9.7 acres of land. Sabal Palm was constructed in 1985. As of December 2005, Sabal Palm's anchor tenants were Sav A Lot, Family Dollar and Goodwill. The Goodwill space was originally leased to Walgreens, which sublet its space until the end of its lease term in April 2005 (as detailed below). Sabal Palm has several outparcels, which are not owned by the
Partnership, but which added to the center's appearance and customer activity.

  On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remained liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

  In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004, which delayed the sale of the property until December 2005 (as discussed below).

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

  The AmSouth loan bore interest at LIBOR plus 2.85% and was payable interest only monthly until maturity (May 3, 2005, extended to February 3, 2006) at which time all unpaid interest and principal was to be due. The loan was secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture was contemplating making in order to facilitate the sale of the property.

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine-month extension of the then current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender agreed to be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remained the same.

   On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of December 31, 2005.

  The General Partners expect to distribute proceeds from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Subject to the collection of the remaining tenant receivables and the satisfactory resolution of the matter described in Item 8b, the General Partners expect to make a final distribution to the Limited Partners in 2006.

Results of Operations

  The Partnership's revenue and expenses were affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions.

  These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates were generally below where they were when the properties were acquired.

  The General Partners conducted an in-depth assessment of each property's physical condition as well as a demographic analysis to assess opportunities for increasing occupancy and rental rates and decreasing operating costs. In all instances, decisions concerning restructuring of loan terms, reversions and subsequent operation of the property were made with the intent of maximizing the potential proceeds to the Partnership and, therefore, return of investment and income to Limited Partners.

  In certain instances and under limited circumstances, management of the Partnership entered into negotiations with lenders for the purpose of restructuring the terms of loans to provide for debt service levels that could be supported by operations of the properties. When negotiations were unsuccessful, management of the Partnership considered the possibility of reverting the properties to the first mortgage lender.

  An affiliate of the Partnership and the General Partners was assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property
management  affiliate  are,  in  the  General  Partners   opinion,
comparable to fees that would be paid to independent third parties.

Results  of  Operations for the years ended December  31,2005  and
2004

     The Partnership generated net income of $648,000 for the year ended December 31, 2005 as compared to a net loss of $138,000 for the same period in 2004. The $786,000 change is primarily the result of an increase in the gain on the sale of property of $1,190,000, an increase in total income of $114,000 and a decrease in total expenses of $106,000. Minority interest share in Sabal Palm's net income increased $623,000.

     Total income for the year ended December 31, 2005 was $698,000 as compared to $584,000 for the same period in 2004. The $114,000 increase in total income was primarily a result of a $42,000 increase in rental income, a $40,000 increase in interest income and a $31,000 increase in other income. Rental and other tenant income increased as a result of an increase in the occupancy at Sabal Palm during 2005 when compared to 2004.

     Total expenses for the year ended December 31, 2005 were $669,000 as compared to $775,000 for the same period in 2004. The $106,000 decrease in total expense was primarily a result of a $153,000 decrease in general and administrative expense and a $28,000 decrease in operating expense. Partially offsetting these decreases is a $67,000 increase in repairs and maintenance and a $21,000 increase in interest expense. General and administrative expenses decreased between the two periods primarily as a result of the $127,000 payment in September 2004 to reimburse a tenant at Sabal Palm for part of their buildout. In addition, general and administrative expenses decreased as a result of paying more leasing commissions during the period ended in 2004 than in 2005. Repairs and maintenance increased primarily as a result of roof repairs at the Sabal Palm property.

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

Item 8b.  Other Information

   In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $188,800 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership has appealed these penalties. The Partnership believes its appeal will be granted and the penalties ultimately waived or reduced, however, the Partnership has not received any further correspondence from the Internal Revenue Service.




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

  Mr.  Jerome  J.  Brault      Chairman of the Board of Directors,
                               Director, Chief Executive Officer
                               and President

  Mr. James L. Brault          Vice President and Secretary

  Mr. Thomas E. Murphy         Treasurer and
                               Chief Financial Officer

   The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 72) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. and Brauvin Net Capital Manager, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of two other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 45) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of two other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C., BA/Brauvin L.L.C. and Brauvin Net Capital, L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR.  THOMAS  E.  MURPHY  (age 39) is  the  treasurer  and  chief financial  officer  of  the Corporate General  Partner  and  other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of two other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the
treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois CPA Society.

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

   The General Partners received a share of Partnership income or loss for 2005 and 2004.

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

Item 13. Exhibits

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

  (c) An annual report for the fiscal year 2005 will be sent to the Limited Partners subsequent to this filing.

Item 14.  Principal Accountant Fees and Services

  Altschuler, Melvoin & Glasser LLP ("AMG") has been engaged by the General Partners as the Partnership's independent auditor for the years 2005 and 2004. AMG has audited the Partnership's financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. AMG has not performed any other services for the Partnership.

  The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and reviews included in Form 10-KSB aggregated $22,500 during 2005 and $22,500 during 2004.

  AMG had a continuing relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leased staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AMG has no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AMG. Effective October 1, 2005, TBS was acquired by RSM McGlandrey, Inc. ("RSM") and AMG's relationship with TBS has been replaced with a similar relationship with RSM. AMG manages and supervises the audit engagement and the audit staff and are exclusively responsible for the opinion rendered in connection with its audit. Tax compliance services were provided by TBS for which fees billed amounted to $19,800 and $27,250 as of December 31, 2005 and 2004, respectively. Tax compliance services for 2005 will be provided by RSM.

  No other services have been provided by TBS or RSM.

  In accordance with policies of the board of directors of the Corporate General Partner, all services provided by AMG, TBS and RSM are required to be and have been pre-approved.





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

Dated: March 29, 2006







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


                    DATE: March 29, 2006






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




              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 5


                    BY:/s/ Thomas E. Murphy
                         Thomas E. Murphy
                         Chief Financial Officer and Treasurer

              DATE: March 29, 2006





                            Exhibit 99
                     SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:   March 29, 2006


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:   March 29, 2006












           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page
Report of Independent Registered Public Accounting Firm.   F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2005                                    F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2005  (Liquidation Basis)                     F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2004  (Liquidation Basis)                     F-5

Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004 (Liquidation Basis)             F-6

Notes to Consolidated Financial Statements                 F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.
























     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Real Estate Fund L.P. 5


We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 5, as of December 31, 2005, and for the years ended December 31, 2005 and 2004 as listed in the index to the consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated net assets in liquidation of Brauvin Real Estate Fund L.P. 5 and subsidiary at December 31, 2005, and the changes in their net assets in liquidation and the results of their operations for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP


Chicago, Illinois
February  22, 2006, except for Note 6 which is as of  March  8,
2006










                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                        DECEMBER 31, 2005

ASSETS

Cash and cash equivalents                     $3,267,302
Tenant receivables                                84,852
                                              ----------

  Total Assets                                 3,352,154
                                              ----------
LIABILITIES

Accounts payable and accrued expenses             36,183
Reserve for estimated costs during
  the period of liquidation (Note 2)             140,565
Due to affiliates                                    593
                                              ----------
  Total Liabilities                              177,341

Minority interest in
  Sabal Palm joint venture                       102,050
                                              ----------

Net Assets in Liquidation                     $3,072,763
                                              ==========









         See notes to consolidated financial statements.



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                       LIQUIDATION FOR THE
        YEAR ENDED DECEMBER 31, 2005 (LIQUIDATION BASIS)




Net assets in liquidation at
     January 1, 2005                          $2,424,275

Income from continuing operations (after
     minority interest share)                     17,828

Gain on sale of property (after
     minority interest share)                    630,660
                                              ----------
Net assets in liquidation at
     December 31, 2005                        $3,072,763
                                              ==========









         See notes to consolidated financial statements



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                       LIQUIDATION FOR THE
        YEAR ENDED DECEMBER 31, 2004 (LIQUIDATION BASIS)



Net assets in liquidation at
     January 1, 2004                          $2,562,051


Loss from continuing operations                 (137,776)
                                              ----------
Net assets in liquidation at
     December 31, 2004                        $2,424,275
                                              ==========














         See notes to consolidated financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                       (LIQUIDATION BASIS)


                                  2005           2004
                               ---------      ---------
INCOME
Rental                         $ 474,057      $ 432,097
Interest                          68,115         27,871
Other, primarily tenant
  expense reimbursements         155,829        124,426
                               ---------      ---------

Total income                     698,001        584,394
                               ---------      ---------

EXPENSES
Interest                         156,532        135,397
Real estate taxes                 83,421         96,388
Repairs and maintenance          170,924        104,324
Management fees (Note 5)          37,411         30,293
Other property operating          31,600         60,143
Bad debt expense (recovery)       27,084         33,240
General and administrative       162,138        315,205
                               ---------      ---------

Total expenses                   669,110        774,990
                               ---------      ---------

Income (loss) before minority
  interest and gain on sale       28,891       (190,596)

Gain on sale of property       1,189,925             --
                              ----------      ---------
Income (loss) before
  minority interest            1,218,816       (190,596)

Minority interest's
  share of Sabal Palm's
  net (income) loss             (570,328)        52,820
                               ---------      ---------

Net income (loss)              $ 648,488      $(137,776)
                               =========      =========

Net income (loss) allocated
  to the General Partners      $   6,485      $  (1,377)
                               =========      =========

Net income (loss) allocated
  to the Limited Partners      $ 642,003      $(136,399)
                               =========      =========
Net income (loss) per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                 $   64.75      $  (13.76)
                               =========      =========

         See notes to consolidated financial statements.





                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2005 and 2004

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

   Properties owned either directly or indirectly with affiliates of the Partnership from January 1, 2001 and subsequent transactions are (a) Crown Point (which was sold in July 2002), (b) Strawberry Fields (which was sold in July 2001) and (c) Sabal Palm Shopping Center (which was sold in December
2005).


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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of December 31, 2005.

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

   Consolidation of Joint Venture Partnership

   The Partnership owns a 53% interest in the Sabal Palm Joint Venture, which owned the Sabal Palm Shopping Center, prior to its sale in December 2005. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Sabal Palm Joint Venture. The minority interest of the consolidated joint venture is adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner Brauvin Real Estate Fund L.P. 4 ("BREF 4"). All significant intercompany balances and transactions have been eliminated.

   On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.

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

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $53,038 at December 31, 2005 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value and liabilities were adjusted to estimated settlement amounts, which approximates their fair value at December 31, 2005.

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

   Variable Interest Entities

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was revised in December 2003 and for calendar year end entities, is effective as of December 31, 2003. The Partnership does not own any "special purpose entities" (as defined). The adoption of FIN 46 has not had a significant impact on the Partnership's financial statements.

   Liabilities and Equity Characteristics

   In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 has not had a significant impact on the Partnership's financial statements.

   Recent Accounting Pronouncements

   During 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which is effective for the Partnership's year ended December 31, 2005. FIN 47 is an interpretation of FASB Statement No. 143 "Asset Retirement Obligations. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Partnership's consolidated financial statements.

   SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion 29" issued by FASB in December 2004, generally requires exchanges of productive assets to be accounted for at fair value rather than carryover basis unless the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not anticipated to have a material impact on the Partnership's financial position or results of operations.

   In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" was issued by FASB. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement requires voluntary changes in accounting policies to be accounted for retrospectively with prior periods to be restated as if the newly adopted policy had always been used. The provisions of SFAS No. 154 could have an impact on prior year financial statements if the Partnership has a change in accounting policy.

   In June 2005, FASB ratified its consensus in EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-
05). Issue 04-05 is effective for all new or modified partnerships after June 29, 2005 and for all new partnerships after December 31, 2005. The adoption of Issue 04-05 did not have an impact on the Partnership's financial statements.


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

   The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at December 31, 2005 equaled $18,018,135.


(4)  MORTGAGE NOTES PAYABLE

Sabal Palm Square Shopping Center

  Prior to its sale, Sabal Palm Square Shopping Center served as collateral under its respective limited recourse debt obligation.

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

  The AmSouth loan bore interest at LIBOR plus 2.85% and was payable interest only monthly until maturity (May 3, 2005, extended to February 3, 2006) at which time all unpaid interest and principal was to be due. The loan was secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 4 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture was contemplating making in order to facilitate the sale of the property.

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine-month extension of the then current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender agreed to allow for this payment to be made from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remained the same.

   On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.


(5)  TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid or  payable  to  the  General
Partners or their affiliates for the years ended December 31, 2005 and 2004 were as follows:

                            2005           2004
                          -------        -------
  Management fees         $37,411        $30,293
  Reimbursable office
     expenses              96,600         88,309

  As of December 31, 2005, the Partnership had made all payments to affiliates, except for management fees of $593.

(6)  COMMITMENTS AND CONTINGENCIES

   In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $188,800 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership has appealed these penalties. The Partnership believes its appeal will be granted and the penalties ultimately waived or reduced and accordingly, no provision has been made in the accompanying financial statements for such penalties, however, the Partnership has not received any further correspondence from the Internal Revenue Service.




                         EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant












                           Exhibit 21


Name of Subsidiary                  State of Formation

Brauvin Sabal Palm Joint Venture          Florida