Form 10QSB
period 2006-03-31
BRAUVIN REAL ESTATE FUND LP 5
filed 2006-05-18
CIK 762848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB
[X]   Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934.

For the three months ended           March 31, 2006

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

Indicate by check mark whether the registrant is a shell  company
(as defined by Rule 12b-2 of the Exchange Act).  Yes     No   X.



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)

                              INDEX

                             PART I
                                                          Page

Item 1.  Consolidated Financial Statements                  3

         Consolidated Statement of Net Assets in Liquidation
         as of March 31, 2006 (Liquidation Basis)          4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2006 to
         March 31, 2006 (Liquidation Basis)                5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2005 to
         March 31, 2005 (Liquidation Basis)                6

         Consolidated Statements of Operations for the
         three months ended March 31, 2006 and
         March 31, 2005(Liquidation Basis)                 7

         Notes to Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                     18

Item 3.  Controls and Procedures . . . . . . . . . . . .   22

                             PART II

Item 1.  Legal Proceedings                                 23

Item 2.  Changes in Securities                            23

Item 3.  Defaults Upon Senior Securities                  23

Item 4.  Submission of Matters to a Vote of Security
         Holders                                          23

Item 5.  Other Information                                 23

Item 6.  Exhibits, and Reports on Form 8-K                 23

Signatures . . . . . . . . . . . . . . . . .. .. .. .. . . 24



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to March 31, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to March 31, 2005 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 5 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2005 Annual Report on Form
10-KSB.




                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2006 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS


Cash and cash equivalents                      $3,285,455
Tenant receivable (net of an
  allowance of $72,838)                            41,133
                                               ----------

       Total Assets                             3,326,588
                                               ----------

LIABILITIES

Accounts payable and accrued expenses              32,910
Reserve for estimated costs during
  the period of liquidation                       111,765
Due to affiliates (Note 4)                            178
                                               ----------
       Total Liabilities                          144,853

MINORITY INTEREST IN SABAL PALM
   JOINT VENTURE                                   93,113
                                               ----------

Net Assets in Liquidation                      $3,088,622
                                               ==========





   See accompanying notes to consolidated financial statements



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2006 TO MARCH 31, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2006   $3,072,763

Income from operations                             15,859
                                               ----------

Net assets in liquidation at March 31, 2006    $3,088,622
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
                                               ==========









   See accompanying notes to consolidated financial statements



                 BRAUVIN REAL ESTATE FUND L.P. 5
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                  2006           2005
                                -------       ---------
INCOME
Rental                          $     --      $ 116,517
Interest                          29,581         12,621
Other, primarily tenant
  expense reimbursements           3,931         35,860
                                --------      ---------
Total income                      33,512        164,998
                                --------      ---------

EXPENSES
Interest                              --         40,676
Real estate taxes                     --         24,097
Repairs and maintenance               --        143,392
Management fees (Note 4)           1,677          9,283
Other property operating             558         12,407
Bad debt expense                  19,800          5,415
General and administrative         4,555         21,145
                                --------      ---------
Total expenses                    26,590        256,415
                                --------      ---------

Income (loss) before minority
   interest                        6,922        (91,417)

Minority interest's
  share of Sabal Palm's
  net loss                         8,937         42,587
                                --------       --------

Net income (loss)               $ 15,859       $(48,830)
                                ========       ========
Net income(loss) allocated
  to the General Partners       $    159       $   (488)
                                ========       ========
Net income(loss)  allocated
  to the Limited Partners       $ 15,700       $(48,342)
                                ========       ========
Net income(loss) per
  Limited Partnership
  Interest (9,914.5 units
  outstanding)                  $   1.58       $  (4.88)
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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their estimated net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of financial statements on the liquidation basis of accounting requires significant assumptions by management, including the
estimate  of  liquidation  costs  and  the  resolution   of   any
contingent  liabilities.   There may be differences  between  the
assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of March 31, 2006.

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

  Consolidation of Joint Venture Partnership

   The Partnership owns a 53% interest in the Sabal Palm Joint Venture, which owned the Sabal Palm Shopping Center, prior to its sale in December 2005. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Sabal Palm Joint Venture. The minority interest of the consolidated joint venture is adjusted for the respective joint venture partner's share of income or loss and any cash contributions from or distributions to the joint venture partner, Brauvin Real Estate Fund L.P. 4 ("BREF 4"). All significant intercompany balances and transactions have been eliminated.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost, including acquisition costs, leasing commissions, and tenant improvements, and net of impairment losses. Depreciation and amortization expense were computed on a straight-line basis over approximately
31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties were subject to liens under first mortgages.

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

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $72,838 at March 31, 2006 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of March 31, 2006, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, assets were adjusted to their net realizable values and liabilities were adjusted to estimated settlement amounts, which approximate their fair value at March 31, 2006.

  Derivatives and Hedging Instruments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2006 and 2005.

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

   SFAS  No.  153, "Exchanges of Nonmonetary Assets-an  amendment of APB Opinion 29" issued by FASB in December 2004, generally requires exchanges of productive assets to be accounted for at fair value rather than carryover basis unless the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Partnership's financial position or results of operations.

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

  The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said years, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. The Preferential Distribution Deficiency at March 31, 2006 equaled $18,265,998.


(4)    TRANSACTIONS WITH AFFILIATES

  Fees  and  other  expenses  paid  or  payable  to  the  General
Partners or its affiliates for the three months ended March 31, 2006 and 2005 were as follows:


                           2006           2005
                         --------        -------
  Management fees         $ 1,677        $ 9,283
  Reimbursable office
     expenses              19,800         19,800

   As of March 31, 2006, the Partnership had made all payments to affiliates, except for management fees of $178.


(5)  COMMITMENTS AND CONTINGENCIES

   In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $188,800 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership appealed these penalties. The Partnership did not record any provision for this item in 2005 or 2006.

   On May 1, 2006 the Partnership received a notice from the Internal Revenue Service that all the penalties related to the 2004 late filings and failure to file electronically have been waived.


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

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of March 31, 2006.

  The General Partners expect to distribute proceeds from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Subject to the collection of the remaining tenant receivables, the General Partners expect to make a final distribution to the Limited Partners prior to the end of the second quarter of 2006.

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


Results  of  Operations - Three months ended March 31,  2006  and
2005 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated a net income of $16,000 for the three months ended March 31, 2006 as compared to a net loss of $49,000 for the same period in 2005.

   Total income for the three months ended March 31, 2006 was $34,000 as compared to $165,000 for the same period in 2005. The $131,000 decrease in total income was primarily a result of a $117,000 decrease in rental income and a $32,000 decrease in other income. Interest income increased $17,000. Rental income decreased as a result of the sale of Sabal Palm.

   Total expenses for the three months ended March 31, 2006 were $27,000 as compared to $256,000 for the same period in 2005. The
$230,000 decrease in expense is primarily the result of the sale of the Sabal Palm property.


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

   Total expenses for the three months ended March 31, 2005 were $256,000 as compared to $187,000 for the same period in 2004. The $70,000 increase in expense is the result of a $102,000 increase in repairs and maintenance, an $8,000 increase in interest expense, a $2,000 increase in management fees, offset by a $39,000 decrease in general and administrative expense and a $3,000 decrease in bad debt expense. Repairs and maintenance increased primarily as a result of roof repairs at the Sabal Palm property. General and administrative expenses decreased primarily as a result of paying leasing commissions during the three months ended March 31, 2004.The Partnership generated a net loss of $33,000 for the three months ended March 31, 2004 as compared to a net loss of $197,000 for the same period in 2003.


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

                None.

     ITEM 3.    Defaults Upon Senior Securities.

                None.

     ITEM 4.    Submission of Matters To a Vote of Security
                Holders.

                None.

     ITEM 5.    Other Information.

   In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $188,800 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership appealed these penalties. The Partnership did not record any provision for this item in 2005 or 2006.

   On May 1, 2006 the Partnership received a notice from the Internal Revenue Service that all the penalties related to the 2004 late filings and failure to file electronically have been waived.

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

                         DATE:  May 17, 2006


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 17, 2006









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

                              DATE: May 17, 2006





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



                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 5



                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 17, 2006




                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  May 17, 2006



                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 17, 2006